Form 10-Q
period 1998-03-31
LJL BIOSYSTEMS INC
filed 1998-05-13
CIK 1042162

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

Commission file number  333-43529
                        ---------


                               LJL BIOSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                            77-0360183
  (State or other jurisdiction                               (I.R.S. Employer
      of incorporation or                                     Identification
         organization)                                           Number)



        404 TASMAN DRIVE                                          94089
         SUNNYVALE, CA
     (Address of principal                                      (Zip Code)
       executive offices)

                                    (408) 541-8787
                 (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
   ----     ----

     As of April 1, 1998, 10,296,133 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 LJL BIOSYSTEMS, INC.
                                        INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I.           FINANCIAL INFORMATION
     Item 1.   Financial Statements (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
                  Condensed Balance Sheets As of March 31, 1998 and December 31, 1997  . . . . . . . . . . .      3
                  Condensed Statements of Operations for the Three Months Ended March 31, 1998 and 1997 . . .     4
                  Condensed Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997  . .      5
                  Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      6
     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations . . . .      9

PART II.       OTHER INFORMATION
     Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24
     Item 2.      Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . .     24
     Item 3.      Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24
     Item 4.      Submission of Matters to a Vote of Securities Holders. . . . . . . . . . . . . . . . . . .     25
     Item 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25
     Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26


PART I.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                                                        LJL BIOSYSTEMS, INC
                                                      CONDENSED BALANCE SHEETS
                                                            (UNAUDITED)

                                                                                                 MARCH 31,             DECEMBER 31,
                                                                                                   1998                   1997
                                                                                                 ----------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                   $  8,886,000          $  5,525,000
    Short-term investments                                                                         6,978,000                    -
    Accounts receivable                                                                              186,000                59,000
    Inventories                                                                                      553,000               283,000
    Other current assets                                                                              67,000               484,000
                                                                                                ----------------------------------
       Total current assets                                                                       16,670,000             6,351,000
Property and equipment, net                                                                          514,000               442,000
                                                                                                -----------------------------------
                                                                                                $ 17,184,000          $  6,793,000
                                                                                                -----------------------------------
                                                                                                -----------------------------------

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Accounts payable                                                                            $    678,000          $    681,000
    Accrued expenses                                                                                 514,000               360,000
    Customer deposits                                                                                180,000               153,000
    Current portion of long-term debt                                                                     -                 46,000
                                                                                                -----------------------------------
        Total current liabilities                                                                  1,372,000             1,240,000
Long-term debt, net of current portion                                                                    -                 40,000
                                                                                                -----------------------------------
Mandatorily redeemable convertible preferred
    stock; redemption value $21,543,000                                                                   -              9,308,000
                                                                                                -----------------------------------
Stockholders' (deficit) equity:
    Common stock                                                                                      10,000                 5,000
    Additional paid-in capital                                                                    22,586,000               705,000
    Deferred stock compensation                                                                     (746,000)             (755,000)
    Accumulated deficit                                                                           (6,038,000)           (3,750,000)
                                                                                                -----------------------------------
       Total stockholders' (deficit) equity                                                       15,812,000            (3,795,000)
                                                                                                -----------------------------------
                                                                                                $ 17,184,000         $   6,793,000
                                                                                                -----------------------------------
                                                                                                -----------------------------------


                                             LJL BIOSYSTEMS, INC.
                                     CONDENSED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                     1998                1997
                                                                                                ---------------------------------
REVENUES:
  Product sales                                                                                  $   320,000         $ 2,362,000
  Development agreements                                                                                   -             214,000
                                                                                                ---------------------------------
       Total revenues                                                                                320,000           2,576,000
                                                                                                ---------------------------------
COSTS AND OPERATING EXPENSES:
  Product sales                                                                                      289,000           1,137,000
  Research and development                                                                         1,417,000             530,000
  Selling, general and administrative                                                                716,000             464,000
                                                                                                ---------------------------------
       Total costs and operating expenses                                                          2,422,000           2,131,000
                                                                                                ---------------------------------
Income (loss) from operations                                                                     (2,102,000)            445,000
Interest income, net                                                                                  68,000              26,000
                                                                                                ---------------------------------
Income (loss) before provision for income taxes                                                   (2,034,000)            471,000
Provision for income taxes                                                                                 -              10,000
                                                                                                ---------------------------------
Net income (loss)                                                                                 (2,034,000)            461,000
Accretion of mandatorily redeemable
  convertible preferred stock redemption value                                                      (254,000)            -
                                                                                                ---------------------------------
Net income (loss) available to common stockholders                                              $ (2,288,000)           $461,000
                                                                                                ---------------------------------
                                                                                                ---------------------------------

Net income (loss) per share available to common
  stockholders:
  Basic                                                                                         $      (0.39)         $     0.10
  Diluted                                                                                       $      (0.39)         $     0.10
  Proforma                                                                                      $      (0.23)         $        -

Shares used in computation of net income (loss)
  per share available to common stockholders:
  Basic                                                                                            5,815,952           4,500,500
  Diluted                                                                                          5,815,952           4,823,069
  Proforma                                                                                         8,672,915



                                       LJL BIOSYSTEMS, INC.
                                CONDENSED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                   1998                     1997
                                                                                              -----------------------------------
Cash flows from operating activities:
      Net income (loss)                                                                       $  (2,034,000)         $  461,000
      Adjustments to reconcile net income
           (loss) to net cash used in
           operating activities:
      Depreciation and amortization                                                                  58,000              23,000
      Stock compensation expense                                                                     43,000                   -
      Changes in assets and liabilities:
           Accounts receivable                                                                     (127,000)           (194,000)
           Inventories                                                                             (270,000)            276,000
           Other current assets                                                                     417,000              (2,000)
           Accounts payable                                                                          (3,000)             (8,000)
           Accrued expenses                                                                         154,000              78,000
           Customer deposits                                                                         27,000          (1,033,000)
                                                                                              -----------------------------------
           Net cash used in operating activities                                                 (1,735,000)           (399,000)
                                                                                              -----------------------------------
Cash flows used in investing activities for the
      Purchase of property and equipment                                                           (130,000)            (54,000)
      Purchase of short-term investments                                                         (6,978,000)                  -
                                                                                              -----------------------------------
           Net cash used in investing activities                                                 (7,108,000)            (54,000)
                                                                                              -----------------------------------
Cash flows from financing activities:
      Repayment of long-term debt                                                                   (86,000)             (7,000)
      Proceeds from issuance of common stock,net                                                 12,290,000                   -
                                                                                              -----------------------------------
           Net cash provided by (used in) financing
           activities                                                                            12,204,000              (7,000)
                                                                                              -----------------------------------
Net increase (decrease) in cash and cash
      equivalents                                                                                 3,361,000            (460,000)
Cash and cash equivalents at beginning of period                                                  5,525,000           1,166,000
                                                                                              -----------------------------------
Cash and cash equivalents at end of period                                                    $   8,886,000          $  706,000
                                                                                              -----------------------------------
                                                                                              -----------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
      ACTIVITIES:
      Issuance of common stock upon conversion of
           mandatorily redeemable convertible
           preferred stock                                                                    $   9,562,000          $        -


                                    LJL BIOSYSTEMS, INC.

                           NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

     In the opinion of LJL BioSystems, Inc. (the "Company"), the accompanying unaudited financial data contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to present fairly the financial information included therein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Prospectus constituting part of Form S-1 dated March 13, 1998 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1998, or any other future period.

NOTE 2 - INVENTORIES:

                                            MARCH 31,     DECEMBER 31,
                                              1998           1997
                                              ----           ----

     Raw materials                         $  368,000     $  278,000
     Work-in-process                          180,000              -
     Finished goods                             5,000          5,000
                                           ----------     ----------
                                           $  553,000     $  283,000
                                           ----------     ----------
                                           ----------     ----------

NOTE 3 - INITIAL PUBLIC OFFERING:

     On March 13,1998, the Company completed its initial public offering ("IPO") of 2,000,000 shares of Common Stock at $7.00 per share, with the Company receiving proceeds, net of underwriting commissions and associated costs, of $12.2 million. In April 1998, the Company sold an additional 88,000 shares of common stock in connection with the exercise of an over-allotment option granted to the underwriters and received proceeds, net of underwriting commissions and associated costs, of approximately $573,000. Upon the closing of the IPO all the outstanding shares of Mandatorily Redeemable Convertible Preferred Stock (the "Preferred Stock") converted into an equal number of shares of Common Stock.

NOTE 4 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS:

     The Company adopted SFAS No. 128, "Earnings per Share", during the fiscal year ended December 31, 1997 and retroactively restated all prior periods. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the quarter ended March 31, 1998. For the quarter ended March 31, 1998, net (loss) available to common stockholders includes $254,000 to reflect accretion of the Preferred Stock redemption value.


                                                   THREE MONTHS ENDED MARCH 31,
                                                        1998            1997
                                                   ----------------------------
Basic
    Net income (loss)                               $ (2,034,000)    $  461,000
    Accretion of manditorily redeemable
       convertible preferred stock redemption
       value                                            (254,000)
    Net income (loss) available to common          ----------------------------
       shareholders                                 $ (2,288,000)    $  461,000
                                                   ----------------------------
                                                   ----------------------------
    Weighted average common shares outstanding         5,815,952      4,500,500
                                                   ----------------------------
                                                   ----------------------------
    Basic net income (loss) per share               $      (0.39)    $     0.10
                                                   ----------------------------
Diluted
    Net income (loss)                               $ (2,034,000)    $  461,000
    Accretion of manditorily redeemable
       convertible preferred stock redemption
       value                                            (254,000)
                                                   ----------------------------
    Net income (loss) available to common
       shareholders                                 $ (2,288,000)    $  461,000
                                                   ----------------------------
    Weighted average common shares outstanding         5,815,952      4,500,500
    Dilutive Options                                                    322,569
                                                   ----------------------------
       Total shares                                    5,815,952      4,823,069
                                                   ----------------------------
    Diluted net income (loss) per share             $      (0.39)    $     0.10
                                                   ----------------------------

NOTE 5 - PRO FORMA NET INCOME (LOSS) PER SHARE:

     Pro forma net (loss) per share for the quarter ended March 31, 1998 was calculated using the weighted average number of common shares outstanding during the period adjusted for the assumed conversion as of January 1, 1998 of all outstanding shares of Preferred Stock into 3,621,503 shares of common stock. There is no comparable pro forma calculation for the quarter ended March 31, 1997 due to the fact that the Preferred Stock was not issued until June 1997.


                                                   THREE MONTHS ENDED MARCH 31,
                                                        1998          1997
                                                   ----------------------------
                                                   ----------------------------
Net income (loss)                                  $  (2,034,000)
                                                   ----------------------------
Weighted average common shares outstanding             5,815,952
Assumed conversion of preferred stock                  3,621,503
    Less preferred stock included in weighted
    average common share calculation                    (764,540)
                                                    ---------------------------
    Total shares                                       8,672,915
                                                    ---------------------------
                                                    ---------------------------
Proforma net income (loss) per share                $      (0.23)
                                                    ---------------------------


NOTE 6 - COMPREHENSIVE INCOME:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting of comprehensive income and its components in interim and annual financial statements of the Company beginning in fiscal 1999. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Reclassification of financial statements for earlier periods for comparative purposes is required. Adoption by the Company in fiscal 1999 is not expected to have a significant effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. SEE "RISK FACTORS" FOR A DISCUSSION OF CERTAIN FACTORS, AMONG OTHERS, WHICH COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES. THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO AND OTHER FINANCIAL INFORMATION INCLUDED THEREIN.

OVERVIEW

     From inception in 1988 through 1991, the Company derived its revenues from the development of clinical diagnostics and research instruments for customers. Beginning in 1992, the Company began manufacturing and shipping these clinical diagnostics and research instruments to customers either for their internal use or for resale on an OEM basis.

     In the second half of 1996, the Company implemented a new strategic business model aimed at developing products for the emerging high throughput screening market of the accelerated drug discovery market by leveraging its existing technology platform and product development and manufacturing expertise into this new market. In connection with this change in strategy, the Company shifted its focus from developing and manufacturing original equipment manufacturing ("OEM") clinical diagnostics and research products to developing, manufacturing and marketing its own products for high throughput screening. As part of its shift in focus, the Company has de-emphasized its OEM development activities and has phased out production of all but one of its OEM instruments. However, the Company expects to continue to manufacture products under its agreement with Ventana Medical Systems, Inc. ("Ventana") through 1998 and possibly beyond. As a result, revenues from development agreements have declined significantly, and revenues from OEM product sales are expected to materially decline in future periods.


RESULTS OF OPERATIONS

     REVENUES. Total revenues decreased by $2.3 million, from $2.6 million for the quarter ended March 31, 1997 to $0.3 million for the quarter ended March 31, 1998. Revenues recognized under development agreements for OEM products, decreased from $0.2 million during the quarter ended March 31, 1997 to $0 during the quarter ended March 31, 1998, due to the Company's decision in 1996 to focus its future efforts on internal development of a proprietary HTS product platform and not to pursue additional development or manufacturing agreements for OEM products. Revenues from OEM product sales decreased by $2.1 million, from $2.4 million during the quarter ended March 31, 1997 to $0.3 million for the quarter ended March 31, 1998, due to the Company's increasing focus on the HTS market and the phasing out of the Luminometer (a microplate reader), the Q2000 (a clinical analyzer) and the microplate heater products. As of March 31, 1998, the Horizon (a clinical specimen processor), manufactured under an agreement with Ventana, was the only OEM product still being manufactured. Although the Company expects to continue to manufacture Horizon through 1998 and possibly beyond under its agreement with Ventana, OEM product sales are expected to continue to substantially decline in future periods. In addition, the Company does not expect revenues from development agreements in future periods.

     COST OF PRODUCT SALES. Cost of product sales decreased from $1.1 million for the quarter ended March 31, 1997 to $300,000 for the quarter ended
March 31, 1998, due to decreased unit sales of the Luminometer, Q2000 and microplate heater products. Gross profit, as a percentage of product sales, decreased from 52% during the quarter ended March 31, 1997 to 10% for the quarter ended March 31, 1998, primarily as a result of decreased absorption of manufacturing overhead resulting from reduced unit sales. The Company expects that per unit cost of sales will remain roughly constant or increase and gross profit to continue at a low percentage of product sales in future periods, as unit sales of OEM products continue to decrease, resulting in decreased absorption of manufacturing overhead. In addition, cost of product sales of Analyst is expected to be high for at least several years as a result of low absorption of manufacturing overhead resulting from low production volume.

     RESEARCH AND DEVELOPMENT. Research and development expense increased from $0.5 million for the quarter ended March 31, 1997 to $1.4 million for the quarter ended March 31, 1998. This increase was primarily due to increased costs associated with the development of the Company's HTS product platform, partially offset by a decrease in the level of research and development expenses incurred in connection with development agreements for OEM customers. The Company expects research and development expenditures to increase significantly in future periods to support the development of its HTS products.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased from $0.5 million for the quarter ended March 31, 1997 to $0.7 million for the quarter ended March 31, 1998. This increase was primarily due to increases in marketing and sales expenses associated with the addition of sales and marketing personnel and HTS product marketing expenses and other increases in general and administrative expenses. The Company expects selling, general and administrative expenses to increase substantially in future periods due to the increased marketing and selling resources necessary to promote the Company's HTS products, as well as additional administrative costs associated with being a public company.

     INTEREST AND OTHER INCOME, NET. Net interest and other income increased from $28,000 for the quarter ended March 31, 1997 to $78,000 for the quarter ended March 31, 1998. This increase was primarily due to interest earned on higher levels of invested cash, cash equivalents and short-term investments.

INCOME TAXES

     Prior to June 1997, the Company had been taxed as an S corporation for federal and state income tax purposes. Under the Internal Revenue Code provisions regarding S corporations, the Company had not been subject to federal income taxes but had been subject to state income taxes at a reduced rate. As an S corporation, the Company's stockholders paid taxes on their share of the Company's taxable income in their individual tax returns. In June 1997, in connection with the Company's Preferred Stock financing, the Company became subject to the C corporation provisions of the Internal Revenue Code pursuant to which the Company's earnings are taxed for federal and state income tax purposes at the corporate level. Through June 1997, the Company's profits were distributed to the Company's stockholders through a combination of compensation, which was treated as expense in the Statement of Operations, and dividends. Future distributions are not expected. No provision for income taxes has been recognized for the quarter ended March 31, 1998, as the Company incurred net operating losses for income tax purposes and has no carryback potential.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash, cash equivalents and short-term investments of $15.9 million and an accumulated deficit of $6.0 million. The Company completed its initial public offering of Common Stock in March 1998, raising approximately $12.2 million of cash, net of underwriting discounts and associated costs. Prior to that, the Company satisfied its liquidity needs primarily through cash flows generated from operations, private sales of Preferred Stock, and to a lesser extent, from bank loans for equipment purchases and loans from stockholders.

     Net cash used in operating activities totaled $1.7 million and $0.4 million during the quarters ended March 31, 1998 and March 31, 1997 respectively. The increase in net cash used in operating activities is primarily due to the Company's net loss during the quarter ended March 31, 1998 compared to net income earned during the quarter ended March 31, 1997.

     Cash used in investing activities totaled $7.1 million and $0.1 million during the quarters ended March 31, 1998 and March 31, 1997 respectively. The increase in cash used in investing activities is primarily due to the Company's investment of $7.0 million in short-term, investment grade, interest-bearing financial instruments. These financial instruments, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing in short-term investments.

     In February 1998, the Company entered into an equipment financing agreement that provides a $1.3 million line of credit that can be used to finance purchases of equipment, computers and software necessary to support the Company's HTS development effort and additions to the marketing, sales and administrative infrastructure. As of March 31, 1998, the Company had not drawn down against this line of credit.

     In June 1997, the Company entered into a development, license and sales agreement with FluorRx under which it obtained worldwide rights to certain patented assay technologies. Future minimum royalty payments due through 2002 under the agreement would amount to approximately $1.0 million. The source of funds for these royalty payments is expected to be the sales proceeds from the sale of HTS products developed by LJL pursuant to the agreement.

     The Company may be required to raise substantial additional capital over a period of several years in order to develop and commercialize its products. The Company's future capital requirements will depend on numerous factors, including the costs associated with developing and commercializing its products, developing a direct marketing and sales force, maintaining existing, or entering into future licensing and distribution agreements, protecting intellectual property rights, entering the reagents and assay kits business, expanding facilities and consummating possible future acquisitions of technologies, products or businesses. The Company believes that its cash, cash equivalents and short-term investments, combined with cash to be generated from operations, will be sufficient to fund operations for the next twelve to eighteen months. The Company may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. The Company may be required to raise additional capital through a variety of sources, including the public equity market, private equity financings, collaborative arrangements, and public or private debt. There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity, the issuance of such securities would result in ownership dilution to the Company's existing stockholders.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     The Company desires to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E and Rule 3b-6 under the Securities Exchange Act of 1934. Specifically, the Company wishes to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in this Report, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The Company assumes no obligation to update such forward-looking statements.

NEW BUSINESS STRATEGY; NEW AND UNDEFINED MARKET FOR HIGH THROUGHPUT SCREENING PRODUCTS

     In the second half of 1996, the Company implemented a new strategic business model to develop products for the HTS market. In connection with this change in strategy, the Company shifted its focus from developing and manufacturing clinical diagnostic and research products on an original equipment manufacturing ("OEM") basis to developing, manufacturing and marketing products for the HTS market. As a result, the Company's historical operating and financial performance is not indicative of future financial and business results. The Company incurred operating losses for the quarter ended March 31, 1998 as a result of its change in business strategy and expects that operating losses will increase substantially in future quarters due to a significant decline in revenues and a substantial increase in expenditures to develop and commercialize the Company's HTS products. The Company anticipates that it will continue to incur losses for at least the next several years. The Company has only recently begun commercial shipments of its first HTS instrument, Analyst. Accordingly, the Company is subject to the risks inherent in the operation of a new business, such as the failure to develop an effective sales, marketing and distribution channel, failure to achieve market acceptance and demand for its HTS products, failure to implement commercial scale-up of developed HTS products, if any, and failure to attract and retain key personnel. Furthermore, the HTS market is new and undefined, and the use of HTS by pharmaceutical and biotechnology companies is limited. Demand for the Company's HTS products will depend upon the extent to which pharmaceutical and biotechnology companies adopt HTS as a drug discovery tool. If HTS does not become a widely used method in drug discovery, demand for the Company's products will not develop as the Company currently expects or at all. The lack of demand for the Company's HTS products would have a material adverse effect on the Company's business, financial condition and results of operations.

EARLY STAGE OF INSTRUMENTATION DEVELOPMENT

     The Company's success will depend on its ability to develop and commercialize its HTS instruments. The Company has only recently begun commercial shipments of it's first HTS instrument, ANALYST. The Company has not previously developed or commercialized products for the HTS market. Much of the instrumentation and software expected to be incorporated into the Company's HTS products has not previously been used in HTS applications. The successful implementation and operation of the Company's HTS products will be a complex process requiring the integration of advanced robotics, microfluidics, automated storage and retrieval systems, fluorescence detector technologies and software and information systems. Even if ANALYST appears to be promising at an early stage of development or at commercial launch, it may not achieve market acceptance. In addition, ANALYST may be difficult or uneconomical to produce, fail to achieve expected performance levels, have a price level that is unacceptable in the industry or be precluded from commercialization by the proprietary rights of others. There can be no assurance that the Company will be able to successfully develop, manufacture and market ANALYST or any other HTS products on a timely basis, achieve anticipated performance levels or throughputs, gain industry acceptance of the Company's products or develop a profitable business. The failure to achieve any of these objectives would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH THE DEVELOPMENT AND COMMERCIALIZATION OF REAGENTS AND ASSAY KITS

     The Company expects that a substantial portion of its revenues will be derived from the sale of reagents and assay kits. The Company has no experience in the development, manufacture or marketing of reagents or assay kits. The Company intends to license assay technologies from third parties and to develop reagents and assay kits internally. There can be no assurance that the Company will succeed in licensing any additional assay technologies on acceptable terms, if at all, or that it will successfully commercialize any reagents that it licenses. In addition, the Company is internally developing reagents and assay kits, but has no previous experience in this area. There can be no assurance that the Company will successfully develop reagents or assay kits internally or that, if developed, such reagents and assay kits will achieve market acceptance. The Company currently intends to outsource the manufacture of reagents and assays kits. There can be no assurance that the Company will be able to enter into agreements with third parties for the manufacture of reagents and assay kits on terms commercially favorable to the Company or at all. In addition, the Company intends to sell reagents and assay kits to purchasers of HTS instruments, including ANALYST. There can be no assurance that sales of ANALYST will be sufficient to support this strategy. A failure to achieve commercial acceptance of its reagents and assay kits would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE

     The pharmaceutical and biotechnology instrumentation and reagents market is characterized by rapid technological change and frequent new product introductions. The Company's future success will depend on its ability to enhance its current and planned HTS products and to develop and introduce, on a timely basis, new products that address the evolving needs of its customers including its higher-density, ultra high throughput analyzer and microplates and its fluorescence-based reagents and assay kits. The Company does not anticipate that prototypes for these ultra high throughput products will be available for several years, if at all. Production of an ultra high throughput analyzer and associated microplates, fluorescence-based reagents and assay kits will present significant development and manufacturing challenges. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of its new products or its product enhancements. Any failure to develop and introduce products in a timely manner in response to changing market demands or customer requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

LACK OF SALES AND MARKETING EXPERIENCE

     The Company has limited experience in direct marketing, sales or distribution. The Company's future profitability will depend on its ability to further develop a direct sales force to sell its HTS products to pharmaceutical and biotechnology companies. The Company's products are technical in nature and the Company therefore believes it is necessary to develop a direct sales force consisting of people with scientific backgrounds and expertise. Competition for such employees is intense. There can be no assurance that the Company will be able to attract and retain qualified salespeople or that the Company will be able to build an efficient and effective sales and marketing organization. Failure to attract or retain qualified salespeople or to build such a sales and marketing organization would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company intends to market its HTS products in certain international markets through distributors. The Company does not currently have distributors in any international markets, and there can be no assurance that the Company will be able to engage qualified distributors. Such distributors, if engaged, may fail to satisfy financial or contractual obligations to the Company, fail to adequately market the Company's products, cease operations with little or no notice to the Company or offer, design, manufacture or promote competing product lines. The failure to develop and maintain effective distribution channels could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The market for HTS products is highly competitive. The Company expects that competition will increase significantly as more biotechnology and pharmaceutical companies adopt high throughput screening instruments as a drug discovery tool and as new companies enter the market with advanced technologies and products. The Company will compete in many areas, including high throughput screening instruments, assay development and reagent sales. The Company competes with companies which directly market HTS products. In addition, pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other research organizations are conducting research and developing products in various areas which compete with the Company's technology platform, either on their own or in collaboration with others. Many of these competitors have greater financial, operational and sales and marketing resources, and more experience in research and development, than the Company. Further, certain companies offer screening services on a contract or collaborative basis, and these services could eliminate the need for a potential customer to purchase the Company's products. The Company's technological approaches may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of the Company's current or future competitors. Many of these competitors have greater financial and personnel resources, and more experience in research and development, sales and marketing and other areas than the Company.

CONCENTRATION OF HTS MARKET

     The market for HTS products is highly concentrated, with approximately 50 large pharmaceutical companies operating a substantial portion of the Company's targeted drug discovery laboratories. Accordingly, the Company expects a relatively small number of customers will account for a substantial portion of its revenues. The Company will face risks associated with a highly concentrated customer base when and if it begins to sell its HTS products, including the failure to establish or maintain relationships within a limited customer pool, or substantial financial difficulties or decreased capital spending by its customers, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company faces the risk that customers will negotiate price discounts or other unfavorable terms, which could have a material adverse effect on the Company's business, financial condition and results of operations.

LENGTHY SALES CYCLE

     The sale of HTS products typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycle associated with the Company's HTS products is expected to be lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. Due to this lengthy and unpredictable sales cycle, the Company's operating results could fluctuate significantly from quarter to quarter.

MANUFACTURING RISK

     The Company has never manufactured HTS products in commercial quantities. The Company may encounter difficulties in scaling up production of its HTS products relating to, among other things, quality control and assurance, component supply and availability of qualified personnel. There can be no assurance that, even if successfully developed and introduced to market, any of the Company's products can be manufactured in sufficient quantities while meeting quality control standards or at acceptable cost. Difficulties encountered by the Company in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operations.

MANAGEMENT OF GROWTH

     The Company's success will depend on the expansion of its operations and the effective management of growth, which will place a significant strain on the Company's management, operational and financial resources. To manage such growth, the Company must expand its facilities, augment its operational, financial and management systems and hire and train additional qualified personnel. The Company's failure to manage growth effectively would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON KEY PERSONNEL; NEED TO HIRE ADDITIONAL QUALIFIED PERSONNEL

     The Company's success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Lev J. Leytes, the Company's Chairman of the Board of Directors, President and Chief Executive Officer. In addition, the Company's success will depend on its ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring such qualified personnel is often lengthy. There can be no assurance that the Company can recruit such personnel on a timely basis, if at all. The Company's management and other employees may voluntarily terminate their employment with the Company at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SUPPLIERS AND CONTRACT MANUFACTURERS

     Certain components used in the Company's HTS instruments are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in time delays associated with redesigning a product due to a failure to obtain a single source component, an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. The Company does not maintain long-term agreements with any of its suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in supply of single source components could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to rely on contract manufacturers, some of which may be single-source vendors, for the development, manufacture and supply of certain of its reagents and assay kits. There can be no assurance the Company will be able to enter into such manufacturing contracts on commercially reasonable terms, if at all, or that the Company's current or future contract manufacturers will meet the Company's requirements for quality, quantity or timeliness. If the supply of any such instrumentation components, reagents or assay kits is interrupted, components, reagents and assay kits from alternative suppliers and contract manufacturers may not be available in sufficient volumes within required timeframes, if at all, to meet the Company's production needs.

ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

     As of March 31, 1998, the Company had an accumulated deficit of approximately $6.0 million. To date, the Company has not yet generated any revenue from its HTS products, and the Company's expansion of its operations and continued development of its HTS products will require a substantial increase in marketing and sales and research and development expenditures for at least the next several years. As a result, the Company expects to incur substantial operating losses for the next several years. The Company's profitability will depend on its ability to successfully develop and commercialize its HTS products. Accordingly, the extent of future losses and the time required to achieve profitability, if achieved at all, is highly uncertain. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company may be required to raise substantial additional capital over a period of several years in order to develop and commercialize its products. The Company's future capital requirements will depend on numerous factors, including the costs associated with developing and commercializing its products, developing a direct marketing and sales force, maintaining existing, or entering into future, licensing and distribution agreements, protecting intellectual property rights, entering the reagents and assay kits business, expanding facilities and consummating possible future acquisitions of technologies, products or businesses. The Company may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. The Company may be required to raise additional capital through a variety of sources, including the public equity market, private equity financings, collaborative arrangements, and public or private debt. There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, which would have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity, the issuance of such securities would result in ownership dilution to the Company's existing stockholders.

RISK OF INTERNATIONAL SALES AND OPERATIONS

     The Company expects that international sales will account for a significant portion of the Company's total revenues. International sales and operations are subject to a number of risks, including the imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability or conflicts, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, problems in establishing or managing distributor relationships and general economic conditions. In addition, as the Company expands its international operations, it may be required to invoice its sales in local currencies. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OF TECHNOLOGIES AND BUSINESSES

     The Company may acquire certain technologies, products or businesses to broaden the scope of its existing and planned product lines and technologies. Such acquisitions would expose the Company to the risks associated with the assimilation of new technologies, operations, sites and personnel, the diversion of resources from the Company's existing business and technologies, the inability to generate revenues to offset associated acquisition costs, the maintenance of uniform standards, controls, and procedures and the impairment of relationships with employees and customers as a result of any integration of new management personnel. Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt or additional expenses associated with amortization of acquired intangible assets or potential businesses. The Company's failure to successfully address such risks could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY RISKS

     The Company's success will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company has three U.S. patents. The Company has filed four U.S. patent applications and seven provisional patent applications, all of which are currently pending. To supplement its proprietary technology, the Company has licensed ten patents from FluorRx, Inc. ("FluorRx") pursuant to a June 1997 agreement. Under this license, the Company obtained certain worldwide rights relating to FluorRx's FLARe technology. Certain of these rights have been licensed on an exclusive basis. Certain other rights have been licensed on a non-exclusive basis, and therefore could be or are licensed to third parties. In accordance with such agreement, the Company pays one-time fees as well as royalties based on sales of its products that incorporate this technology. The license may be terminated in the event of a material breach by the Company. Furthermore, FluorRx may elect to convert the exclusive rights into non-exclusive rights in the event the Company fails to make certain minimum royalty payments. If the license were terminated by FluorRx due to a material breach of the license by the Company, the Company would lose the right to incorporate FLARe technology into its HTS products. In such event, the Company would be required to exclude FLARe technology from the Company's existing and future products and either license or develop internally alternative technologies. There can be no assurance that the Company would be able to license alternative technologies on commercially reasonable terms, or at all, or that the Company would be capable of developing internally such technologies. Furthermore, there can be no assurance that other companies may not independently develop technology with functionality similar or superior to the FLARe technology that does not or is claimed not to infringe the FLARe patents, or that otherwise circumvents the technology licensed to the Company.

     The Company is aware of third party patents that contain issued claims that may cover certain aspects of the Company's reagent technologies. There can be no assurance that the Company would not be required to license any such patents to produce certain reagents, assay kits and related products or that such licenses would be available on commercially reasonable terms, if at all. Any action against the Company claiming damages and seeking to enjoin commercial activities relating to the affected technologies could subject the Company to potential liability for damages. The Company could incur substantial costs in defending patent infringement claims, obtaining patent licenses, engaging in interference and opposition proceedings or other challenges to its patent rights or intellectual property rights made by third parties, or in bringing such proceedings or enforcing any patent rights against third parties. The Company's inability to obtain necessary licenses or its involvement in proceedings concerning patent rights could have a material adverse effect on the business, financial condition and results of operations of the Company.

     The patent positions of bioanalytical product companies, including the Company, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, there can be no assurance that the patent applications of the Company or its licensor will result in patents being issued or that any issued patents will provide protection against competitive technologies or will be held valid if challenged or circumvented. Others may independently develop products similar to those of the Company or design around or otherwise circumvent patents issued to the Company. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. If the Company does not obtain necessary licenses, it could be subject to litigation and encounter delays in product introductions while it attempts to design around such patents. Alternatively, the development, manufacture or sale of such products could be prevented. Litigation would result in significant cost to the Company as well as diversion of management time. Adverse determinations in any such proceedings could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies on trade secret and copyright law, and employee and third-party nondisclosure agreements to protect its intellectual property rights in its products and technology. There can be no assurance that these agreements and measures will provide meaningful protection of the Company's trade secrets, copyrights, know-how, or other proprietary information in the event of any unauthorized use, misappropriation or disclosure or that others will not independently develop substantially equivalent proprietary technologies. Litigation to protect the Company's trade secrets or copyrights would result in significant cost to the Company as well as diversion of management time. Adverse determinations in any such proceedings or unauthorized disclosure of the Company's trade secrets could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the Company will be able to protect its intellectual property in these markets.

GOVERNMENT REGULATION

     While the Company believes that none of the Company's HTS products will be regulated as medical devices or otherwise subject to FDA regulation, the Company's clinical diagnostics products, including Luminometer, Q2000, Horizon and a microplate heater, are subject to FDA regulation as medical devices, as well as similar foreign regulation. The process of obtaining and maintaining required regulatory clearances and approvals and otherwise remaining in regulatory compliance in the United States and certain other countries is lengthy, expensive and uncertain. Although the Company has phased out production of Luminometer, Q2000 and the microplate heater, the Company will continue to manufacture Horizon on an OEM basis. Horizon is used in research and clinical laboratories to perform IN VITRO diagnostic ("IVD") tests, which are exempt from investigational device exemption ("IDE") requirements, including the need to obtain the FDA's prior approval, provided that, among other things, the testing is noninvasive, the product is not used as a diagnostic procedure without confirmation by another medically established test or procedure, and distribution controls are established to assure that IVDs distributed for research are used only for those purposes. To the Company's knowledge, its OEM customers have met these conditions. There can be no assurance that the FDA would agree that the OEM customers' distribution of the Company's clinical diagnostic products meet and have met the requirements for IDE exemption. Failure by the Company, its OEM customers or the recipients of the Company's clinical diagnostic products to comply with the IDE exemption requirements could result in enforcement action by the FDA, which could adversely affect the Company's or its OEM customers' ability to gain marketing clearance or approval of these products or could result in the recall of previously distributed products.

     Applicable law requires that LJL comply with the FDA's current GMP regulations for the manufacture of its clinical diagnostics products, Q2000, Luminometer, Horizon and the microplate heater. The FDA monitors compliance with its GMP regulations by subjecting medical product manufacturers to periodic FDA inspections of their manufacturing facilities. The FDA has recently revised the GMP regulations. The new Quality System Regulation imposes design controls and makes other significant changes in the requirements applicable to manufacturers. LJL is also subject to other regulatory requirements, and may need to submit reports to the FDA including adverse event reporting. Failure to comply with GMP regulations or other applicable legal requirements can lead to, among other things, warning letters, seizure of violative products, suspension of manufacturing, government injunctions and potential civil or criminal liability on the part of the Company and the responsible officers and employees. In addition, the government may halt or restrict continued sale of such instruments. Any such actions could have a material, adverse effect on the business, financial condition and results of operations of the Company.

     In order to export its clinical diagnostics instruments, the Company maintains International Organization for Standardization ("ISO") 9001 certification and applies the CE mark to certain products that are exported, which subjects LJL's operations to periodic surveillance audits. While the Company believes it is currently in compliance with GMP regulations and ISO standards, there can be no assurance that the Company's operations will be found to comply with GMP regulations, ISO standards or other applicable legal requirements in the future or that the Company will not be required to incur substantial costs to maintain its compliance with existing or future manufacturing regulations, standards or other requirements. Any such noncompliance or increased cost of compliance could have a material adverse effect on the Company's business, results of operations and financial condition.

     LJL also is subject to numerous federal, state and local laws relating to safe working conditions, manufacturing practices, environmental protection, storage, use and disposal of hazardous or potentially hazardous substances. Any material failure to comply with such laws could require the Company to incur significant costs and would have a material, adverse effect upon the Company's ability to do business. Changes in existing requirements or adoption of new requirements or policies relating to government regulations could materially and adversely affect the ability of LJL to comply with such requirements.

FUTURE FLUCTUATIONS IN OPERATING RESULTS

     The Company's future operating results are likely to fluctuate substantially from quarter to quarter. The degree of fluctuation will depend on a number of factors, including the timing and level of sales, the mix of products sold through direct sales channels and third party distributors, and any change in the product mix among the Company's planned product lines. Such fluctuations could have a material adverse effect on its business, financial condition and results of operations. Because a significant portion of the Company's business is expected to be derived from orders placed by a limited number of large customers, variations in the timing of such orders could cause significant fluctuations in the Company's operating results. Other factors that may result in fluctuations in operating results include industry acceptance of HTS as a drug discovery tool, market acceptance of the Company's products, the timing of new product announcements and the introduction of new products and new technologies by the Company or its competitors, delays in research and development of new products, increased research and development expenses, increased marketing and sales expenses associated with the implementation of the Company's direct marketing of its products, availability and cost of component parts from its suppliers, competitive pricing pressures, and developments with respect to regulatory matters. In connection with future introductions of new products, the Company may be required to establish or increase reserves or record charges for inventory obsolescence in connection with unsold inventory, if any, of older generations of products.

     The Company's expenditures for research and development, selling and marketing, and general and administrative functions are based in part on future revenue projections. The Company may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues, which may have a material adverse effect on the Company's business, financial condition and results of operations. The Company may be required to reduce prices in response to competitive pressures or other factors or increase spending to pursue new market opportunities. Any decline in average selling prices of a product which is not offset by a reduction in product costs or by sales of other products with higher gross margins would decrease the Company's overall gross profit and adversely affect the Company's business, financial condition and results of operations. In addition, the Company's operating results may vary from the expectations of public market analysts and investors, and, as a result, the price of the Common Stock would be materially and adversely affected.

PART II.  OTHER INFORMATION

Item 1:        Legal Proceedings
               The Company is not currently involved in any material legal proceedings.

Item 2.        Changes in Securities and Use of Proceeds

               In connection with its initial public offering in 1998, the Company filed a Registration Statement on Form S-1, SEC File No. 333-43529 (the "REGISTRATION STATEMENT"), which was declared effective by the Commission on March 12, 1998. Pursuant to the Registration Statement, the Company registered 2,300,000 shares of its Common Stock, $0.001 par value per share, for its own account, of which 2,000,000 shares were sold in the Company's initial public offering and an additional 88,000 shares were sold in April 1998 when the underwriters exercised their over-allotment option. The offering commenced on March 13, 1998 and did not terminate until the 2,088,000 shares had been sold. The aggregate offering price of the registered shares was $16,100,000 and the aggregate offering price of the amount sold was $14,616,000. The managing underwriters of the offering were NationsBanc Montgomery Securities LLC, Hambrecht & Quist LLC, and Volpe Brown Whelan & Company LLC.

               From March 12, 1998 to March 31, 1998, the Company incurred the following expenses in connection with the offering:

               Underwriting discounts and commissions       $  784,000
               Other expenses                                  973,600
                                                            ----------
                       Total Expenses                       $1,757,600

               All of such expenses were direct or indirect payments to others.

               The net offering proceeds to the Company through March 31, 1998, after deducting the total expenses above were $12,242,400. From March 12, 1998 to March 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

          Manufacturing, sales, marketing and administrative
            infrastructure                                           $   116,000
          Research and development activities                            233,000
          Repayment of indebtedness                                       86,000
          Purchase and installation of machinery and equipment            22,000
          Temporary investments (short-term, investment grade,
            interest-bearing financial instruments)                    6,978,000
                                                                     -----------
                       Total                                         $ 7,435,000

               Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.


Item 3.        Defaults Upon Senior Securities
               Not applicable

Item 4.        Submission of Matters to a Vote of Securities Holders
               Not applicable

Item 5.        Other Information
               Not applicable

Item 6.        Exhibits and Reports on Form 8-K
               a: Exhibits
               Exhibit 10.11  Lease between Company and Coptech West
               Exhibit 27.1 - Financial Data Schedule
               b: Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                 SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           LJL BIOSYSTEMS, INC.



DATE:  MAY 13, 1998                        BY:   /S/ ROBERT T. BEGGS
                                                 ----------------------------
                                           ROBERT T. BEGGS, VICE PRESIDENT OF
                                           FINANCE AND ADMINISTRATION (DULY
                                           AUTHORIZED AND PRINCIPAL FINANCIAL
                                           AND ACCOUNTING OFFICER)

                           INDEX TO EXHIBITS

    EXHIBIT                                                            PAGE
    -------                                                            ----
     10.11     Lease between Company and Coptech West . . . . . . . .   28

     27.1      Financial Data Schedule  . . . . . . . . . . . . . . .   56

                                  -27-