Form 10-Q
period 1998-06-30
LJL BIOSYSTEMS INC
filed 1998-08-12
CIK 1042162

-------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                         ----------------------------------

                                     FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934.

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.


                          Commission file number 333-43529
                          --------------------------------

                                LJL BIOSYSTEMS, INC.
               (Exact name of registrant as specified in its charter)



                      DELAWARE                          77-0360183
          (State or other jurisdiction of             (IRS Employer
           incorporation or organization)          Identification Number)



                                  405 TASMAN DRIVE
                                SUNNYVALE, CA 94089
                      (Address of principal executive offices)


                 --------------------------------------------------

                                   (408) 541-8787
                (Registrant's telephone number, including area code)


                ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                               -------      -------

As of July 31, 1998, 10,396,236 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.


-------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LJL BIOSYSTEMS, INC.
INDEX
--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION                                       PAGE NO.

Item 1.   Consolidated Condensed Financial Statements (Unaudited)...         3


          Consolidated Condensed Balance Sheet as of June 30, 1998
          and December 31, 1997... . . . . . . . . . . . . . . .             3

          Consolidated Condensed Statement of Operations for the
          Three and Six Month Periods Ended June 30, 1998 and
          1997 . . . . . . . . . . . . . . . . . . . . . . . . .             4

          Consolidated Condensed Statement of Cash Flows for the
          Six Month Periods Ended June 30, 1998 and 1997 . . . .             5

          Notes to Consolidated Condensed Financial Statements
          (Unaudited). . . . . . . . . . . . . . . . . . . . . .             6


Item 2.   Management's Discussion and Analysis of Financial Condition and

          Results of Operations... . . . . . . . . . . . . . . .             8


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . .            19

Item 2.   Changes in Securities and Use of Proceeds. . . . . . .            19

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . .            19

Item 4.   Submission of Matters to a Vote of Securities Holders.            20

Item 5.   Other Information. . . . . . . . . . . . . . . . . . .            20

Item 6.   Exhibits and Reports on Form 8-K.. . . . . . . . . . .            20

          Signatures . . . . . . . . . . . . . . . . . . . . . .            21

          Exhibits . . . . . . . . . . . . . . . . . . . . . . .            22

--------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                LJL BIOSYSTEMS, INC

                        CONSOLIDATED CONDENSED BALANCE SHEET
                                    (UNAUDITED)

                                                        June 30,         December 31,
                                                          1998               1997
                                                     ------------         -----------
Assets

Current assets:
     Cash and cash equivalents                        $ 2,813,000         $ 5,525,000
     Short-term investments                            10,924,000                   -
     Accounts receivable                                  637,000              59,000
     Inventories                                        1,055,000             283,000
     Other current assets                                 252,000             484,000
                                                     ------------         -----------

       Total current assets                            15,681,000           6,351,000

Property and equipment, net                               652,000             442,000
Other assets                                              190,000                   -
                                                     ------------         -----------

                                                     $ 16,523,000         $ 6,793,000
                                                     ------------         -----------
                                                     ------------         -----------

Liabilities, Mandatorily Redeemable Convertible
Preferred Stock and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable                                $    748,000         $   681,000
     Accrued expenses                                     888,000             360,000
     Customer deposits                                     40,000             153,000
     Current portion of long-term debt                     93,000              46,000
                                                     ------------         -----------

       Total current liabilities                        1,769,000           1,240,000

Long-term debt, net of current portion                    344,000              40,000
                                                     ------------         -----------

Mandatorily redeemable convertible preferred
stock; $21,543,000 redemption value                             -           9,308,000
                                                     ------------         -----------

Stockholders' equity (deficit):
     Common stock                                          10,000               5,000
     Additional paid-in capital                        23,171,000             705,000
     Deferred stock compensation                         (703,000)           (755,000)
     Accumulated deficit                               (8,068,000)         (3,750,000)
                                                     -------------        ------------

       Total stockholders' equity (deficit)            14,410,000          (3,795,000)
                                                     ------------         ------------

                                                     $ 16,523,000         $ 6,793,000
                                                     ------------         -----------
                                                     ------------         -----------



       See accompanying notes to consolidated condensed financial statements.

                                LJL BIOSYSTEMS, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                    (UNAUDITED)


                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                          1998          1997             1998           1997
                                                     ------------   -----------     ------------    -----------
Revenues:

Product sales                                        $  1,064,000   $ 1,525,000     $  1,384,000    $ 3,887,000
Development agreements                                          -       422,000                -        636,000
                                                     ------------   -----------     ------------    -----------

        Total revenues                                  1,064,000     1,947,000        1,384,000      4,523,000
                                                     ------------   -----------     ------------    -----------

Costs and operating expenses:

Product sales                                             741,000       668,000        1,030,000      1,805,000
Research and development                                1,365,000       954,000        2,782,000      1,484,000
Selling, general and administrative                     1,201,000       430,000        1,917,000        894,000
                                                     ------------   -----------     ------------    -----------

        Total costs and operating expenses              3,307,000     2,052,000        5,729,000      4,183,000
                                                     ------------   -----------     ------------    -----------

Income (loss) from operations                          (2,243,000)     (105,000)      (4,345,000)       340,000
Interest income, net                                      213,000        23,000          281,000         49,000
                                                     ------------   -----------     ------------    -----------

Income (loss) before provision for income taxes        (2,030,000)       82,000       (4,064,000)       389,000
Provision for income taxes                                      -         2,000                -         12,000
                                                     ------------   -----------     ------------    -----------

Net income (loss)                                      (2,030,000)      (84,000)      (4,064,000)       377,000

Accretion of mandatorily redeemable
     convertible preferred stock
     redemption value                                           -       (68,000)        (254,000)       (68,000)
                                                     ------------   ------------    -------------   ------------

Net income (loss) available to common
     stockholders                                    $ (2,030,000)  $  (152,000)    $ (4,318,000)   $   309,000
                                                     -------------  ------------    -------------   -----------
                                                     -------------  ------------    -------------   -----------


Net income (loss) per share available to common stockholders:

        Basic                                          $   (0.20)    $   (0.03)       $   (0.53)      $   0.07
                                                       ----------    ----------       ----------      --------
        Diluted                                        $   (0.20)    $   (0.03)       $   (0.53)       $  0.06
                                                       ----------    ----------       ----------      --------
        Pro forma                                                                     $   (0.43)
                                                                                      ----------

Shares used in computation of net income (loss)
     per share available to common stockholders:
        Basic                                          10,370,623     4,500,500        8,088,555      4,500,500
                                                       ----------    ----------        ---------      ---------
        Diluted                                        10,370,623     4,500,500        8,088,555      5,343,813
                                                       ----------    ----------        ---------      ---------
        Pro forma                                                                      9,517,037
                                                                                       ---------


       See accompanying notes to consolidated condensed financial statements.

                                LJL BIOSYSTEMS, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                                      Six Months Ended June 30,
                                                                        1998            1997
                                                                  -------------     ------------
Cash flows from operating activities:
     Net income (loss)                                            $ (4,064,000)     $   377,000
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
        Depreciation and amortization                                  128,000           55,000
        Stock compensation expense                                      86,000                -
        Changes in assets and liabilities:
          Accounts receivable                                         (578,000)         155,000
          Inventories                                                 (772,000)         558,000
          Other current assets                                         232,000           56,000
          Other assets                                                (190,000)               -
          Accounts payable                                              67,000          (47,000)
          Accrued expenses                                             528,000          258,000
          Customer deposits                                           (113,000)      (1,676,000)
                                                                  -------------     ------------
           Net cash used in operating activities                    (4,676,000)        (264,000)
                                                                  -------------     ------------

Cash flows used in investing activities:
     Purchase of property and equipment                               (338,000)        (237,000)
     Purchase of short-term investments                            (10,924,000)               -
                                                                  -------------     ------------
           Net cash used in investing activities                   (11,262,000)        (237,000)
                                                                  -------------     ------------

Cash flows from financing activities:
     Proceeds from debt borrowings, net of repayments                  351,000           36,000
     Proceeds from issuance of mandatorily redeemable
        convertible preferred stock, net                                     -        8,672,000
     Proceeds from issuance of common stock, net                    12,875,000                -
     Payment of S corporation dividends                                      -         (450,000)
                                                                  -------------     ------------

           Net cash provided by financing activities                13,226,000        8,258,000
                                                                  -------------     ------------

Net increase (decrease) in cash and cash equivalents                (2,712,000)       7,757,000
Cash and cash equivalents at beginning of period                     5,525,000        1,166,000
                                                                  -------------     ------------

Cash and cash equivalents at end of period                       $   2,813,000     $  8,923,000
                                                                  -------------     ------------
                                                                  -------------     ------------

Supplemental disclosure of noncash
     financing activities:
     Issuance of common stock upon
        conversion of mandatorily
        redeemable convertible preferred stock                    $  9,562,000     $          -
                                                                  -------------     ------------
                                                                  -------------     ------------




       See accompanying notes to consolidated condensed financial statements.

                                LJL BIOSYSTEMS, INC.

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

In the opinion of management of LJL BioSystems, Inc. (the "Company"), the accompanying unaudited consolidated financial data contains all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to present fairly the financial information included herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Prospectus constituting part of Form S-1 dated March 13, 1998 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1998, or any other future period.


NOTE 2 - INVENTORIES:

                                            June 30,     December 31,
                                              1998             1997
                                         -----------     -----------
     Raw materials                       $   620,000     $   278,000
     Work-in-process                         326,000               -
     Finished goods                          109,000           5,000
                                         -----------     -----------

                                         $ 1,055,000     $   283,000
                                         -----------     -----------
                                         -----------     -----------


NOTE 3 - INITIAL PUBLIC OFFERING:

On March 13, 1998, the Company completed its initial public offering ("IPO") of 2,000,000 shares of Common Stock at $7.00 per share, with the Company receiving proceeds, net of underwriting commissions and associated costs, of $12.2 million. In April 1998, the Company sold an additional 88,000 shares of Common Stock in connection with the exercise of an over-allotment option granted to the underwriters and received proceeds, net of underwriting commissions and associated costs, of approximately $0.6 million. Upon the closing of the IPO, all the outstanding shares of Series A Mandatorily Redeemable Convertible Preferred Stock (the "Preferred Stock") converted into an equal number of shares of Common Stock.


NOTE 4 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON
         STOCKHOLDERS:

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share", during the fiscal year ended December 31, 1997 and retroactively restated all prior periods. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the three and six month periods ended June 30, 1998 and for the three month period ended June 30, 1997. For the six month period ended June 30, 1998, net loss available to common stockholders includes accretion of the Preferred Stock redemption value in the amount of $254,000.

                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                          1998           1997            1998           1997
                                                     -------------  -------------   -------------   -----------
Net income (loss)                                    $ (2,030,000)  $    (84,000)   $ (4,064,000)   $   377,000
Accretion of mandatorily redeemable
  convertible preferred stock redemption value                  -        (68,000)       (254,000)       (68,000)
                                                     -------------  -------------   -------------   -----------
Net income (loss) available
  to common stockholders                             $ (2,030,000)  $   (152,000)   $ (4,318,000)   $   309,000
                                                     -------------  -------------   -------------   -----------
                                                     -------------  -------------   -------------   -----------
Shares calculation:
Weighted average common shares
  outstanding - basic                                  10,370,623      4,500,500      8,088,555      4,500,500
Dilutive potential common shares                                -              -              -        843,313
                                                     -------------  -------------   -------------   -----------
Weighted average common shares
  outstanding - diluted                                10,370,623      4,500,500      8,088,555      5,343,813
                                                     -------------  -------------   -------------   -----------
                                                     -------------  -------------   -------------   -----------
Net income (loss) per share available
  to common stockholders - basic                          $ (0.20)       $ (0.03)       $ (0.53)        $ 0.07
                                                     -------------  -------------   -------------   -----------
Net income (loss) per share available
  to common stockholders - diluted                        $ (0.20)       $ (0.03)       $ (0.53)        $ 0.06
                                                     -------------  -------------   -------------   -----------

NOTE 5 - PRO FORMA NET (LOSS) PER SHARE:

Pro forma net (loss) per share for the six month period ended June 30, 1998 was calculated using the weighted average number of common shares outstanding during the period, adjusted for the assumed conversion as of January 1, 1998 of all outstanding shares of Preferred Stock into 3,621,503 shares of Common Stock.

                                                 Six Months Ended
                                                   June 30, 1998
                                                 ----------------
Net (loss)                                        $ (4,064,000)
                                                  -------------
                                                  -------------

Weighted average common shares outstanding           8,088,555
Assumed conversion of preferred stock                3,621,503
Less preferred stock included in weighted
  average common share calculation                  (2,193,021)
                                                  -------------

  Total shares                                       9,517,037
                                                  -------------
                                                  -------------

Net (loss) per share - pro forma                       $ (0.43)
                                                  -------------

NOTE 6 - COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in interim and annual financial statements of the Company beginning in fiscal 1999. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Reclassification of financial statements for earlier periods for comparative purposes is required. Adoption of SFAS No. 130 by the Company in fiscal 1999 is not expected to have a significant effect on the Company's consolidated financial statements.

-------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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

OVERVIEW

From inception in 1988 through 1991, the Company derived its revenues from the development of clinical diagnostics and research instruments for customers. Beginning in 1992, the Company began manufacturing and shipping these clinical diagnostics and research instruments to customers either for their internal use or for resale on an original equipment manufacturing ("OEM") basis.

In the second half of 1996, the Company implemented a new strategic business model aimed at developing products for the emerging high throughput screening ("HTS") market, which enables accelerated drug discovery, by leveraging its existing technology platform and product development and manufacturing expertise. In connection with this change in strategy, the Company shifted its focus from developing and manufacturing OEM clinical diagnostics and research products to developing, manufacturing and marketing its own products for HTS. As part of its shift in focus, the Company has de-emphasized its OEM development activities and has phased out production of all but one of its OEM instruments. However, the Company expects to support and may continue to manufacture products under its agreement with Ventana Medical Systems, Inc. ("Ventana") through 1998 and possibly beyond. As a result, revenues from development agreements have declined significantly, and revenues from OEM product sales are expected to materially decline in future periods.

RESULTS OF OPERATIONS

REVENUES

Total revenues were $1.1 million and $1.4 million for the three and six month periods ended June 30, 1998, respectively, as compared to $1.9 million and $4.5 million for the three and six month periods ended June 30, 1997, respectively, representing decreases of $0.8 million or 45% and $3.1 million or 69%, respectively. The Company began shipping its first generation HTS product, the ANALYST, during the quarter ended June 30, 1998 and recognized $1.0 million in revenue during the quarter. No revenue was recognized under development agreements for OEM products for the three and six month periods ended June 30, 1998. This compares with $0.4 million and $0.6 million recognized under development agreements for OEM products for the three and six month periods ended June 30, 1997, respectively. The decline in revenues is due to the Company's decision in 1996 to focus its future efforts on development of a proprietary HTS product platform and not to pursue additional development or manufacturing agreements for OEM products; therefore, the Company does not expect revenues from OEM development agreements in future periods. Revenues from OEM product sales were $0.1 million and $0.4 million for the three and six month periods ended June 30, 1998, respectively, as compared to $1.5 million and $3.9 million for the three and six month periods ended June 30, 1997, respectively, representing decreases of $1.4 million and $3.5 million, respectively. These decreases in OEM product revenues were due to the Company's increasing focus on its HTS products and the phasing out of the Luminometer (a microplate reader), the

Q2000 (a clinical analyzer) and the microplate heater products. OEM product sales are expected to continue to decline in future periods.

COST OF PRODUCT SALES

Cost of product sales were $0.7 million and $1.0 million for the three and six month periods ended June 30, 1998 as compared to $0.6 million and $1.8 million for the three and six month periods ended June 30, 1997, respectively, representing an increase of $0.1 million or 11% and a decrease of $0.8 million or 43%, respectively. The fluctuations in cost of product sales for the three and six month periods ended June 30, 1998 as compared to the three and six month periods ended June 30, 1997, respectively, were primarily due to the Company's transition in product mix from OEM products to its new line of HTS products, as well as the fact that a portion of costs remain fixed regardless of sales volume. Gross profit, as a percentage of product sales, decreased from 56% and 54% during the three and six month periods ended June 30, 1997 to 30% and 26% for the three and six month periods ended June 30, 1998, primarily as a result of decreased absorption of manufacturing overhead resulting from reduced unit sales. The Company expects that gross profit as a percentage of product sales will remain modest for the foreseeable future until sales volumes for the ANALYST and related products increase and the Company is able to spread its fixed manufacturing costs over higher production levels.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.4 million and $2.8 million for the three and six month periods ended June 30, 1998, respectively, as compared to $1.0 million and $1.5 million for the three and six month periods ended June 30, 1997, respectively, representing increases of $0.4 million or 43% and $1.3 million or 88%, respectively. The increases for the three and six month periods ended June 30, 1998 as compared to the three and six month periods ended June 30, 1997, respectively, were primarily due to increased costs associated with the development of the Company's HTS product platform, partially offset by a decrease in the level of research and development expenses incurred in connection with development agreements for OEM customers. The Company expects research and development expenditures to continue to increase in future periods to support the development of its HTS product line.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs were $1.2 million and $1.9 million for the three and six month periods ended June 30, 1998, respectively, as compared to $0.4 million and $0.9 million for the three and six month periods ended June 30, 1998, respectively, representing increases of $0.8 million or 179% and $1.0 million or 114%, respectively. The increases for the three and six month periods ended June 30, 1998 as compared to the three and six month periods ended June 30, 1997, respectively, were primarily due to increases in marketing and sales expenses associated with the addition of sales and marketing personnel, as well as marketing expenses for the ANALYST and other increases in general and administrative expenses which include the additional administrative costs of being a public company. The Company expects selling, general and administrative expenses to increase in future periods for the reasons described above.

INTEREST AND OTHER INCOME, NET

Net interest and other income was $213,000 and $281,000 for the three and six month periods ended June 30, 1998, respectively, as compared to $23,000 and $49,000 for the three and six month periods ended June 30, 1997, respectively, representing increases of $190,000 and $232,000, respectively. The increases for the three and six month periods ended June 30, 1998 as compared to the three and six month periods ended June 30, 1997, respectively, were primarily due to interest earned on higher levels of invested cash, cash equivalents and short-term investments in the first half of 1998 as compared to the first half of 1997.

INCOME TAXES

Prior to June 1997, the Company had been taxed as an S corporation for federal and state income tax purposes. Under the Internal Revenue Code provisions regarding S corporations, the Company had not been subject to federal income taxes but had been subject to state income taxes at a reduced rate. As an S corporation, the Company's stockholders paid taxes on their share of the Company's taxable income in their individual tax returns. In June

1997, in connection with the Company's Preferred Stock financing, the Company became subject to the C corporation provisions of the Internal Revenue Code pursuant to which the Company's earnings are taxed for federal and state income tax purposes at the corporate level. Through June 1997, the Company's profits were distributed to the Company's stockholders through a combination of compensation, which was treated as expense in the Consolidated Statement of Operations, and dividends. Future distributions of profit are not expected. No provision for income taxes has been recognized for the three and six month periods ended June 30, 1998 as the Company incurred net operating losses and has no carryback potential.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash and cash equivalents of $2.8 million, short-term investments of $10.9 million, working capital of $13.9 million and an accumulated deficit of $8.1 million. The Company completed its IPO of Common Stock in March 1998, raising approximately $12.2 million in cash, net of underwriting discounts and associated costs. In April 1998, the Company sold an additional 88,000 shares of Common Stock in connection with the exercise of an over-allotment option granted to the underwriters and received cash proceeds, net of underwriting commissions and associated costs, of approximately $0.6 million. Prior to its IPO, the Company satisfied its liquidity needs primarily through cash flows generated from operations, private sales of Preferred Stock, and to a lesser extent, from bank loans for equipment purchases and loans from stockholders.

Net cash used in operating activities totaled $4.7 million and $0.3 million during the six month periods ended June 30, 1998 and June 30, 1997 respectively. The increase in net cash used in operating activities is primarily due to the Company's net loss during the six month period ended June 30, 1998 of $4.1 million, as compared to net income of $0.4 million during the six month period ended June 30, 1997.

Net cash used in investing activities totaled $11.3 million and $0.2 million during the six month periods ended June 30, 1998 and June 30, 1997 respectively. The increase in cash used in investing activities is primarily due to the Company's investment of $10.9 million in short-term, investment grade, interest-bearing financial instruments. These financial instruments, like all fixed income instruments, are subject to interest rate risk and may fluctuate in value if market interest rates fluctuate. The Company attempts to limit this exposure by investing in short-term investments.

Net cash provided by financing activities totaled $13.2 million and $8.3 million during the six month periods ended June 30, 1998 and June 30, 1997 respectively. The increase in cash provided by financing activities is primarily due to the Company's IPO, which raised approximately $12.8 million in cash, net of underwriting discounts and associated costs and was completed in March 1998.

In February 1998, the Company entered into an equipment financing agreement that provides a $1.3 million line of credit that can be used to finance purchases of equipment, computers and software necessary to support the Company's HTS development effort and additions to the marketing, sales and administrative infrastructure. As of June 30, 1998, the Company had drawn down $0.4 million against this line of credit.

In June 1997, the Company entered into a development, license and sales agreement with FluorRx, Inc. ("FluorRx") under which it obtained worldwide rights to certain patented assay technologies. Future minimum royalty payments due through 2002 under the agreement will amount to approximately $1.0 million. The source of funds for these royalty payments is expected to be primarily the proceeds from the sale of HTS products developed by the Company pursuant to this agreement.

The Company may be required to raise substantial additional capital over a period of several years in order to develop and commercialize its products. The Company's future capital requirements will depend on numerous factors, including the costs associated with developing and commercializing its products, developing a direct marketing and sales force, maintaining existing or entering into future licensing and distribution agreements, protecting intellectual property rights, entering the reagents and assay kits business, expanding facilities and consummating possible future acquisitions of technologies, products or businesses. The Company believes that its cash, cash equivalents and short-term investments, combined with cash to be generated from operations, will be sufficient to fund operations for the next twelve to fifteen months. The Company may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. The Company may be required to raise additional capital through a variety of sources, including the public equity market, private equity financing, collaborative arrangements, and public or private debt. There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity, the issuance of such securities would result in ownership dilution to the Company's existing stockholders.

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

NEW BUSINESS STRATEGY; NEW AND UNDEFINED MARKET FOR HTS PRODUCTS

In the second half of 1996, the Company implemented a new strategic business model to develop products for the HTS market. In connection with this change in strategy, the Company shifted its focus from developing and manufacturing clinical diagnostic and research products on an OEM basis to developing, manufacturing and marketing products for the HTS market. As a result, the Company's historical operating and financial performance is not indicative of future financial and business results. The Company incurred operating losses for the three and six month periods ended June 30, 1998 as a result of its change in business strategy and expects that operating losses will increase substantially in future quarters due to a significant decline in revenues and a substantial increase in expenditures to develop and commercialize the Company's HTS products. The Company anticipates that it will continue to incur losses for at least the next several years. The Company has only recently begun commercial shipments of its first HTS instrument, the ANALYST. Accordingly, the Company is subject to the risks inherent in the operation of a new business, such as the failure to develop an effective sales, marketing and distribution channel, failure to achieve market acceptance and demand for its HTS products, failure to implement commercial scale-up of developed HTS products, if any, and failure to attract and retain key personnel. Furthermore, the HTS market is new and undefined, and the use of HTS by pharmaceutical and biotechnology companies is limited. Demand for the Company's HTS products will depend upon the extent to which pharmaceutical and biotechnology companies adopt HTS as a drug discovery tool. If HTS does not become a widely used method in drug discovery, demand for the Company's products will not develop as the Company currently expects or at all. The lack of demand for the Company's HTS products would have a material adverse effect on the Company's business, financial condition and results of operations.

EARLY STAGE OF INSTRUMENT DEVELOPMENT

The Company's success will depend on its ability to develop and commercialize its HTS instruments. The Company has only recently begun commercial shipments of its first HTS instrument, the ANALYST. The Company has not previously developed or commercialized products for the HTS market. Much of the instrumentation and software expected to be incorporated into the Company's HTS products has not previously been used in HTS applications. The successful implementation and operation of the Company's HTS products will be a complex process requiring the integration of, among other technologies, advanced optics, electronics, robotics, microfluidics, fluorescence detector technologies and software and information systems. Even if the ANALYST appears to be promising at commercial launch, it may not achieve market acceptance. In addition, the Company's HTS instruments may be difficult or uneconomical to produce, fail to achieve expected performance levels, have a price level that is unacceptable in the industry or be precluded from commercialization by the proprietary rights of others or other competitive forces. There can be no assurance that the Company will be able to successfully develop, manufacture and market the ANALYST or any other HTS products on a timely basis, achieve anticipated performance levels or throughputs, gain industry acceptance of the Company's products or develop a profitable business. The failure to achieve any of these objectives would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH THE DEVELOPMENT AND COMMERCIALIZATION OF REAGENTS AND ASSAY KITS

The Company expects that a substantial portion of its revenues will be derived from the sale of reagents and assay kits. The Company has limited experience in the development, manufacture and marketing of reagents or assay kits. The Company intends to continue to license assay technologies from third parties and to develop reagents and assay kits internally. There can be no assurance that the Company will succeed in licensing any additional assay technologies on acceptable terms, if at all, or that it will successfully commercialize any reagents that it licenses. In addition, the Company is internally developing reagents and assay kits, but has no previous experience in this area. There can be no assurance that the Company will successfully develop reagents or assay kits internally or that, if developed, such reagents and assay kits will achieve market acceptance. As sales volumes increase, the Company intends to outsource the manufacture of reagents and assays kits. There can be no assurance that the Company will be able to enter into agreements with third parties for the manufacture of reagents and assay kits on terms commercially favorable to the Company or at all. In addition, the Company intends to sell reagents and assay kits to purchasers of HTS instruments, including the ANALYST. There can be no assurance that sales of the ANALYST will be sufficient to support this strategy. A failure to achieve commercial acceptance of its reagents and assay kits would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE

The pharmaceutical and biotechnology instrumentation and reagents market is characterized by rapid technological change and frequent new product introductions. The Company's future success will depend on its ability to enhance its current and planned HTS products and to develop and introduce, on a timely basis, new products that address the evolving needs of its customers including its higher-density, ultra high throughput analyzer and microplates, its fluorescence-based reagents and assay kits, as well as products based on its FLARe technology. The Company anticipates that production units for these new products may not be available for several months or years, if at all. Production of an ultra high throughput analyzer and associated microplates, fluorescence-based reagents and assay kits will present significant development and manufacturing challenges. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of its new products or its product enhancements. Any failure to develop and introduce products in a timely manner in response to changing market demands or customer requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION

The market for HTS products is highly competitive. The Company expects that competition will increase significantly as more biotechnology and pharmaceutical companies adopt HTS instruments as a drug discovery tool and as new companies enter the market with advanced technologies and products. The Company will compete in many areas, including HTS instruments, assay development and reagent sales. The Company competes with companies which directly market HTS products. In addition, pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other research organizations are conducting research and developing products in various areas which compete with the Company's technology platform, either on their own or in collaboration with others. Many of these competitors have greater financial, operational and sales and marketing resources, and more experience in research and development, than the Company. Further, certain companies offer screening services on a contract or collaborative basis, and these services could eliminate the need for a potential customer to purchase the Company's products. The Company's technological approaches may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of the Company's current or future competitors. Many of these competitors have greater financial and personnel resources, and more experience in research and development, sales and marketing and other areas than the Company.

CONCENTRATION OF HTS MARKET

The market for HTS products is highly concentrated, with approximately 50 large pharmaceutical companies operating a substantial portion of the Company's targeted drug discovery laboratories. Accordingly, the Company expects a relatively small number of customers will account for a substantial portion of its revenues. The Company will face risks associated with a highly concentrated customer base when it sells its HTS products, including the failure to establish or maintain relationships within a limited customer pool, or substantial financial difficulties or decreased capital spending by its customers, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company faces the risk that customers will negotiate price discounts or other unfavorable terms, which could have a material adverse effect on the Company's business, financial condition and results of operations.

LENGTHY SALES CYCLES

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

MANUFACTURING RISK

The Company has not yet manufactured HTS products in commercial quantities. Although the Company has started manufacturing and shipping its HTS product, the ANALYST, the Company may encounter difficulties in scaling up production of its HTS products relating to, among other things, quality control and assurance, component supply and availability of qualified personnel. There can be no assurance that, even if successfully developed and introduced to market, any of the Company's products can be manufactured in sufficient quantities while meeting quality control standards or at acceptable cost. Difficulties encountered by the Company in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operations.

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

DEPENDENCE ON SUPPLIERS AND CONTRACT MANUFACTURERS

Certain components used in the Company's HTS products are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in time delays associated with redesigning a product due to a failure to obtain a single source component, an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. The Company does not maintain long-term agreements with any of its suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to rely on contract manufacturers, some of which may be single-source vendors, for the development, manufacture and supply of certain of its reagents and assay kits. There can be no assurance the Company will be able to enter into such manufacturing contracts on commercially reasonable terms, if at all, or that the Company's current or future contract manufacturers will meet the Company's requirements for quality, quantity or timeliness. If the supply of any such instrumentation components, reagents or assay kits is interrupted, components, reagents and assay kits from alternative suppliers and contract manufacturers may not be available in sufficient volumes within required timeframes, if at all, to meet the Company's production needs.

ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

As of June 30, 1998, the Company had an accumulated deficit of approximately $8.1 million. The Company's expansion of its operations and continued development of its HTS products will require a substantial increase in sales, marketing and research and development expenditures for at least the next several years. As a result, the Company expects to incur substantial operating losses for the next several years. The Company's profitability will depend on its ability to successfully develop and commercialize its HTS products. Accordingly, the extent of future losses and the time required to achieve profitability, if achieved at all, is highly uncertain. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company may be required to raise substantial additional capital over a period of several years in order to develop and commercialize its products. The Company's future capital requirements will depend on numerous factors, including the costs associated with developing and commercializing its products, developing a direct marketing and sales force, maintaining existing, or entering into future, licensing and distribution agreements, protecting intellectual property rights, entering the reagents and assay kits business, expanding facilities and consummating possible future acquisitions of technologies, products or businesses. The Company may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. The Company may be required to raise additional capital through a variety of sources, including the public equity market, private equity financing, collaborative arrangements, and public or private debt. There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, which would have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity, the issuance of such securities would result in ownership dilution to the Company's existing stockholders.

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

INTELLECTUAL PROPERTY RISKS

The Company's success will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company has three U.S. patents. The Company has filed seven U.S. patent applications, two foreign patent applications and fourteen provisional patent applications, all of which are currently pending. To supplement its proprietary technology, the Company has licensed eleven patents from FluorRx pursuant to a June 1997 agreement.
Under this license, the Company obtained certain worldwide rights relating to FluorRx's FLARe technology. Certain of these rights have been licensed on an exclusive basis. Certain other rights have been licensed on a non-exclusive basis, and therefore could be or are licensed to third parties. In accordance with such agreement, the Company paid one-time fees as well as royalties based on sales of its products that incorporate this technology. The license may be terminated in the event of a material breach by the Company. Furthermore, FluorRx may elect to convert the exclusive rights into non-exclusive rights in the event the Company fails to make certain minimum royalty payments. If FluorRx were to terminate the license due to a material breach of the license by the Company, the Company would lose the right to incorporate FLARe technology into its HTS products. In such event, the Company would be required to exclude FLARe technology from the Company's existing and future products and either license or develop internally alternative technologies. There can be no assurance that the Company would be able to license alternative technologies on commercially reasonable terms, or at all, or that the Company would be capable of developing internally such technologies. Furthermore, there can be no assurance that other companies may not independently develop technology with functionality similar or superior to the FLARe technology that does not or is claimed not to infringe the FLARe patents or that otherwise circumvents the technology licensed to the Company.

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

The Company also relies on trade secret and copyright law, and employee and third-party nondisclosure agreements to protect its intellectual property rights in its products and technology. There can be no assurance that these agreements and measures will provide meaningful protection of the Company's trade secrets, copyrights, know-how, or other proprietary information in the event of any unauthorized use, misappropriation or disclosure or that others will not independently develop substantially equivalent proprietary technologies. Litigation to protect the Company's trade secrets or copyrights would result in significant cost to the Company as well as diversion of management time.
Adverse determinations in any such proceedings or unauthorized disclosure of the Company's trade secrets could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent, as do the laws of the United States. There can be no assurance that the Company will be able to protect its intellectual property in these markets.

GOVERNMENT REGULATION

While the Company believes that none of the Company's HTS products will be regulated as medical devices or otherwise subject to FDA regulation, the Company's clinical diagnostics products, including Luminometer, Q2000, Horizon and a microplate heater, are subject to FDA regulation as medical devices, as well as similar foreign regulation. The process of obtaining and maintaining required regulatory clearances and approvals and otherwise remaining in regulatory compliance in the United States and certain other countries is lengthy, expensive and uncertain. Although the Company has phased out production of Luminometer, Q2000 and the microplate heater, the Company may continue to manufacture the Horizon on an OEM basis. The Horizon is used in research and clinical laboratories to perform in vitro diagnostic ("IVD") tests, which are exempt from investigational device exemption ("IDE") requirements, including the need to obtain the FDA's prior approval, provided that, among other things, the testing is noninvasive, the product is not used as a diagnostic procedure without confirmation by another medically established test or procedure, and distribution controls are established to assure that IVDs distributed for research are used only for those purposes. To the Company's knowledge, its OEM customers have met these conditions. There can be no assurance that the FDA would agree that the OEM customers' distribution of the Company's clinical diagnostic products meet and have met the requirements for IDE exemption. Failure by the Company, its OEM customers or the recipients of the Company's clinical diagnostic products to comply with the IDE exemption requirements could result in enforcement action by the FDA, which could adversely affect the Company's or its OEM customers' ability to gain marketing clearance or approval of these products or could result in the recall of previously distributed products.

Applicable law requires that the Company comply with the FDA's current GMP regulations for the manufacture of its clinical diagnostics products, Q2000, Luminometer, Horizon and the microplate heater. The FDA monitors compliance with its GMP regulations by subjecting medical product manufacturers to periodic FDA inspections of their manufacturing facilities. The FDA has recently revised the GMP regulations. The new Quality System Regulation imposes design controls and makes other significant changes in the requirements applicable to manufacturers. The Company is also subject to other regulatory requirements, and may need to submit reports to the FDA including adverse event reporting. Failure to comply with GMP regulations or other applicable legal requirements can lead to, among other things, warning letters, seizure of violative products, suspension of manufacturing, government injunctions and potential civil or criminal liability on the part of the Company and the responsible officers and employees. In addition, the government may halt or restrict continued sale of such instruments. Any such actions could have a material, adverse effect on the business, financial condition and results of operations of the Company.

In order to export its clinical diagnostics instruments, the Company maintains International Organization for Standardization ("ISO") 9001 certification and applies the CE mark to certain products that are exported, which subjects the Company's operations to periodic surveillance audits. While the Company believes it is currently in compliance with GMP regulations and ISO standards, there can be no assurance that the Company's operations will be found to comply with GMP regulations, ISO standards or other applicable legal requirements in the future or that the Company will not be required to incur substantial costs to maintain its compliance with existing or future manufacturing regulations, standards or other requirements. Any such noncompliance or increased cost of compliance could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is also subject to numerous federal, state and local laws relating to safe working conditions, manufacturing practices, environmental protection, storage, use and disposal of hazardous or potentially hazardous substances. Any material failure to comply with such laws could require the Company to incur significant costs and would have a material, adverse effect upon the Company's ability to do business. Changes in existing requirements or adoption of new requirements or policies relating to government regulations could materially and adversely affect the ability of the Company to comply with such requirements.

HAZARDOUS MATERIALS

The Company's research and development and manufacturing operations involve the use of hazardous materials, biological samples, chemicals and various radioactive compounds. In the future, the Company plans to manufacture certain reagents, some of which likely will contain hazardous materials including carcinogens. The Company is subject to federal, state and local laws and regulations governing the storage, use, and disposal of such materials and certain waste products. The risk of accidental contamination or injury from the use of these materials cannot be completely eliminated.
In the event of an accident, the Company could be held liable for damages that result and any such liability could exceed the resources of the Company, which would have a material adverse effect on the Company. The Company may incur substantial costs to comply with environmental regulations if the Company develops its own commercial reagents manufacturing facility.

IMPACT OF YEAR 2000

The Company is in the process of performing its assessment of the impact of year 2000 on its operations. These issues involved include the possibility that software which does not have the capacity to recognize four digits in a date field may no longer function properly when use of that date becomes necessary. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues. The Company is evaluating the software it provides to its customers, its financial and accounting and inventory tracking systems and all other corporate-wide computer applications, and its other systems and equipment. The extent, if any, of the impact of the year 2000 on this software, systems, applications and equipment is unknown. The Company expects its review to be completed by early 1999 after which the Company will attempt to remedy any issues. The Company expects such issues will be resolved on a timely basis, and presently believes that, with modifications to existing software or converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's software and computer systems; however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. The Company has not fully determined the extent to which it may be impacted by third parties' systems including those of its suppliers and collaborative partners, which may not be Year 2000-compliant. While the Company has begun efforts to seek reassurance from its suppliers, partners and service providers, there can be no assurance that the systems of other companies that the Company deals with or on which the Company relies will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company. Any year 2000 compliance problems of either the Company, its suppliers, its collaborative partners or its customers could have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company's expenditures for research and development, selling and marketing and general and administrative functions are based in part on future revenue projections. The Company may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues, which may have a material adverse effect on the Company's business, financial condition and results of operations. The Company may be required to reduce prices in response to competitive pressures or other factors or increase spending to pursue new market opportunities. Any decline in average selling prices of a product which is not offset by a reduction in product costs or by sales of other products with higher gross margins would decrease the Company's overall gross profit and adversely affect the Company's business, financial condition and results of operations.
In addition, the Company's operating results may vary from the expectations of public market analysts and investors, and, as a result, the price of the Common Stock would be materially and adversely affected.

-------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 1:        LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 2:        CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with its IPO in 1998, the Company filed a Registration
Statement on Form S-1, SEC File No. 333-43529 (the "Registration Statement"), which was declared effective by the Commission on March 12, 1998. Pursuant to the Registration Statement, the Company registered 2,300,000 shares of its Common Stock, $0.001 par value per share, for its own account, of which 2,000,000 shares were sold in the Company's IPO and an additional 88,000 shares were sold in April 1998 when the underwriters exercised their over-allotment option. The offering commenced on March 13, 1998 and did not terminate until the 2,088,000 shares had been sold. The aggregate offering price of the registered shares was $16.1 million and the aggregate offering price of the amount sold was $14.6 million. The managing underwriters of the offering were NationsBanc Montgomery Securities LLC, Hambrecht & Quist LLC, and Volpe Brown Whelan & Company LLC.

From March 12, 1998 to June 30, 1998, the Company incurred the following expenses in connection with the offering:

          Underwriting discounts and commissions                 $    827,000
          Other expenses                                              969,000
                                                                  -----------

            Total Expenses                                       $  1,796,000
                                                                  -----------
                                                                  -----------

All of such expenses were direct or indirect payments to others.

The net offering proceeds to the Company through June 30, 1998, after deducting the total expenses above, were $12.8 million. From March 12, 1998 to June 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

          Manufacturing, sales, marketing and administrative
          infrastructure                                        $   1,317,000
          Purchase and installation of machinery and equipment        230,000
          Repayment of indebtedness                                    86,000
          Research and development activities                       1,598,000
          Working capital temporary investments:
            Inventory                                                 502,000
            Short-term, investment grade, interest-bearing
              financial instruments                                 9,087,000
                                                                  -----------

                Total                                           $  12,820,000
                                                                  -----------
                                                                  -----------

Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable

ITEM 5:   OTHER INFORMATION

Not applicable

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

a: Exhibits

     Exhibit 10.12 - Secured Loan Agreement between LJL BioSystems, Inc. and
                     James S. Richey dated April 28, 1998.

     Exhibit 10.13 - Amended Warrant to Purchase Shares of Common Stock between
                     LJL BioSystems, Inc. and Lease Management Services, Inc. dated February 16, 1998, amended June 1, 1998.


     Exhibit 27.1 - Financial Data Schedule.

b: Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

-------------------------------------------------------------------------------
SIGNATURES
-------------------------------------------------------------------------------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                         LJL BIOSYSTEMS, INC.



DATE: AUGUST 12, 1998              BY:  /S/ ROBERT T. BEGGS
                                        -------------------
                                        ROBERT T. BEGGS, VICE PRESIDENT OF
                                        FINANCE AND ADMINISTRATION (DULY
                                        AUTHORIZED AND PRINCIPAL FINANCIAL
                                        AND ACCOUNTING OFFICER)

-------------------------------------------------------------------------------
INDEX TO EXHIBITS
-------------------------------------------------------------------------------


EXHIBIT                                                                   PAGE
                                                                         ------
Exhibit 10.12 - Secured Loan Agreement between LJL BioSystems, Inc.
                and James S. Richey dated April 28, 1998. . . . . . . .    23

Exhibit 10.13 - Amended Warrant to Purchase Shares of Common Stock
                Between LJL BioSystems, Inc. and Lease Management
                Services, Inc. dated February 16, 1998, amended
                June 1, 1998 . . . . . . . . . . . . . . . . . . . . . .   34

Exhibit 27.1 - Financial Data Schedule . . . . . . . . . . . . . . . . .   41