Form 10-Q
period 1998-09-30
LJL BIOSYSTEMS INC
filed 1998-11-13
CIK 1042162

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                     ----------------------------------
                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                  OF 1934.

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.


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

                                405 TASMAN DRIVE
                              SUNNYVALE, CA 94089
                   (Address of principal executive offices)
            ----------------------------------------------------
                                 (408) 541-8787
            (Registrant's telephone number, including area code)
            ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X       No
                                   ------   ------

As of October 31, 1998, 10,522,993 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
LJL BIOSYSTEMS, INC.
INDEX
-------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION                                              PAGE NO.

Item 1.   Consolidated Condensed Financial Statements (Unaudited) . . . . .       3


          Consolidated Condensed Balance Sheet as of September 30, 1998
          and December 31, 1997 (Unaudited) . . . . . . . . . . . . . . . .       3

          Consolidated Condensed Statement of Operations for the Three and
          Nine Month Periods Ended September 30, 1998 and 1997
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

          Consolidated Condensed Statement of Cash Flows for the Nine Month
          Periods Ended September 30, 1998 and 1997 (Unaudited) . . . . . .       5

          Notes to Consolidated Condensed Financial Statements
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .       6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . .       8


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .      20

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . .      20

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .      20

Item 4.   Submission of Matters to a Vote of Securities Holders . . . . . .      20

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . .      21

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .      21

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

          Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23

-------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

                             LJL BIOSYSTEMS, INC

                   CONSOLIDATED CONDENSED BALANCE SHEET
                                 (UNAUDITED)

                                                    September 30,   December 31,
                                                         1998           1997
                                                    -------------   ------------
Assets

Current assets:
  Cash and cash equivalents                          $  1,431,000    $ 5,525,000
  Short-term investments                                9,966,000              -
  Accounts receivable                                     756,000         59,000
  Inventories                                           1,373,000        283,000
  Other current assets                                    352,000        484,000

    Total current assets                               13,878,000      6,351,000

Property and equipment, net                               729,000        442,000
Other assets                                              190,000              -
                                                     ------------    -----------
                                                     $ 14,797,000    $ 6,793,000
                                                     ------------    -----------
                                                     ------------    -----------
Liabilities, Mandatorily Redeemable Convertible
Preferred Stock and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable                                   $    293,000    $   681,000
  Accrued expenses                                      1,580,000        360,000
  Customer deposits                                        29,000        153,000
  Current portion of long-term debt                       126,000         46,000
                                                     ------------    -----------
    Total current liabilities                           2,028,000      1,240,000

Long-term debt, net of current portion                    431,000         40,000
                                                     ------------    -----------
Mandatorily redeemable convertible preferred
stock; $21,543,000 redemption value                             -      9,308,000
                                                     ------------    -----------
Stockholders' equity (deficit):
  Common stock                                             10,000          5,000
  Additional paid-in capital                           22,993,000        705,000
  Deferred stock compensation                            (657,000)      (755,000)
  Accumulated deficit                                 (10,008,000)    (3,750,000)
                                                     ------------    -----------
    Total stockholders' equity (deficit)               12,338,000     (3,795,000)
                                                     ------------    -----------
                                                     $ 14,797,000    $ 6,793,000
                                                     ------------    -----------
                                                     ------------    -----------


    See accompanying notes to consolidated condensed financial statements.

                             LJL BIOSYSTEMS, INC.

               CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                         Three Months Ended September 30, Nine Months Ended September 30,
                                                1998           1997          1998             1997
                                           ------------    ------------   ------------   ------------
Revenues:
  Product sales                            $  1,425,000    $    346,000   $  2,809,000   $  4,233,000
  Development agreements                              -           6,000              -        642,000
                                           ------------    ------------   ------------   ------------
    Total revenues                            1,425,000         352,000      2,809,000      4,875,000
                                           ------------    ------------   ------------   ------------

Costs and operating expenses:
  Product sales                                 776,000         230,000      1,806,000      2,035,000
  Research and development                    1,426,000         942,000      4,208,000      2,426,000
  Selling, general and administrative         1,623,000         647,000      3,541,000      1,541,000
                                           ------------    ------------   ------------   ------------
    Total costs and operating expenses        3,825,000       1,819,000      9,555,000      6,002,000
                                           ------------    ------------   ------------   ------------
Loss from operations                         (2,400,000)     (1,467,000)    (6,746,000)    (1,127,000)
Interest income, net                            207,000          97,000        488,000        146,000
                                           ------------    ------------   ------------   ------------
Loss before provision for income taxes       (2,193,000)     (1,370,000)    (6,258,000)      (981,000)
Provision for income taxes                            -               -              -         12,000
                                           ------------    ------------   ------------   ------------
Net loss                                     (2,193,000)     (1,370,000)    (6,258,000)      (993,000)

Accretion of mandatorily redeemable
  convertible preferred stock
  redemption value                                    -        (249,000)      (254,000)      (317,000)
                                            -----------    -----------    -----------    -----------
Net loss available to common
  stockholders                             $ (2,193,000)   $ (1,619,000)  $ (6,512,000)  $ (1,310,000)
                                           ------------    ------------   ------------   ------------
                                           ------------    ------------   ------------   ------------
Net loss per share available to common
  stockholders:
    Basic                                  $      (0.21)   $      (0.36)  $      (0.73)  $      (0.29)
                                           ------------    ------------   ------------   ------------
    Diluted                                $      (0.21)   $      (0.36)  $      (0.73)  $      (0.29)
                                           ------------    ------------   ------------   ------------
    Pro forma                                                                    (0.64)
                                                                          ------------
Shares used in computation of net loss per
  share available to common stockholders:
    Basic                                    10,420,246      4,500,500       8,866,504      4,500,500
                                           ------------    ------------   ------------   ------------
    Diluted                                  10,420,246      4,500,500       8,866,504      4,500,500
                                           ------------    ------------   ------------   ------------
    Pro forma                                                                9,818,825
                                                                          ------------

     See accompanying notes to consolidated condensed financial statements.

                             LJL BIOSYSTEMS, INC.

               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                   Nine Months Ended September 30,
                                                        1998            1997
                                                    ------------    -----------
Cash flows from operating activities:
  Net loss                                          $ (6,258,000)   $  (993,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                        210,000         87,000
    Stock compensation expense                           132,000          1,000
    Changes in assets and liabilities:
      Accounts receivable                               (697,000)       228,000
      Inventories                                     (1,090,000)       536,000
      Other current assets                               132,000         22,000
      Other assets                                      (190,000)             -
      Accounts payable                                  (388,000)       (18,000)
      Accrued expenses                                 1,220,000        359,000
      Customer deposits                                 (124,000)    (1,579,000)
                                                    ------------    -----------
        Net cash used in operating activities         (7,053,000)    (1,357,000)
                                                    ------------    -----------
Cash flows used in investing activities:
  Purchase of property and equipment                    (497,000)      (309,000)
  Purchase of short-term investments                 (12,934,000)             -
  Sales/maturities of short-term investments           2,968,000              -
                                                    ------------    -----------
        Net cash used in investing activities        (10,463,000)      (309,000)
                                                    ------------    -----------
Cash flows from financing activities:
  Proceeds from debt borrowings, net of repayments       471,000         25,000
  Proceeds from issuance of mandatorily redeemable
    convertible preferred stock, net                           -      8,672,000
  Proceeds from issuance of common stock, net         12,951,000              -
  Payment of S corporation dividends                           -     (1,075,000)
                                                    ------------    -----------
        Net cash provided by financing activities     13,422,000      7,622,000
                                                    ------------    -----------

Net increase (decrease) in cash and cash equivalents  (4,094,000)     5,956,000
Cash and cash equivalents at beginning of period       5,525,000      1,166,000
                                                    ------------    -----------
Cash and cash equivalents at end of period          $  1,431,000    $ 7,122,000
                                                    ------------    -----------
                                                    ------------    -----------
Supplemental disclosure of noncash
  financing activities:
  Issuance of common stock upon
    conversion of mandatorily
    redeemable convertible preferred stock          $  9,562,000    $         -
                                                    ------------    -----------
                                                    ------------    -----------

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

NOTE 2 - INVENTORIES:

                                             September 30,     December 31,
                                                 1998               1997
                                             -----------        ----------
Raw materials                                $   595,000        $  278,000
Work-in-process                                  349,000                 -
Finished goods                                   429,000             5,000
                                             -----------        ----------

                                             $ 1,373,000        $  283,000
                                             -----------        ----------
                                             -----------        ----------

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

NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", during the fiscal year ended December 31, 1997 and retroactively restated all prior periods. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the three and nine month periods ended September 30, 1998 and 1997. For the nine-month periods ended September 30, 1998 and 1997, net loss available to common stockholders includes accretion of the Preferred Stock redemption value in the amount of $254,000 and $317,000, respectively.

A reconciliation of basic and diluted net loss per share available to common stockholders is as follows:

                                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                                        1998             1997             1998            1997
                                                   ------------    ------------     ------------    -----------
Net loss                                           $ (2,193,000)   $ (1,370,000)    $ (6,258,000)   $  (993,000)
Accretion of mandatorily redeemable
  convertible preferred stock redemption value                -        (249,000)        (254,000)      (317,000)
                                                   ------------    ------------     ------------    -----------
Net loss available to common stockholders          $ (2,193,000)   $ (1,619,000)    $ (6,512,000)   $(1,310,000)
                                                   ------------    ------------     ------------    -----------
                                                   ------------    ------------     ------------    -----------
Shares calculation:
Weighted average common shares
  outstanding - basic                                10,420,246       4,500,500        8,866,504      4,500,500
Dilutive potential common shares                              -               -               -               -
                                                   ------------    ------------     ------------    -----------
Weighted average common shares
  outstanding - diluted                              10,420,246       4,500,500        8,866,504      4,500,500
                                                   ------------    ------------     ------------    -----------
                                                   ------------    ------------     ------------    -----------
Net loss per share available to common
  stockholders - basic                             $      (0.21)   $      (0.36)    $      (0.73)   $     (0.29)
                                                   ------------    ------------     ------------    -----------
Net loss per share available to common
  stockholders - diluted                           $      (0.21)   $      (0.36)    $      (0.73)   $     (0.29)
                                                   ------------    ------------     ------------    -----------

NOTE 5 - PRO FORMA NET LOSS PER SHARE:

Pro forma net loss per share for the nine month period ended September 30, 1998 was calculated using the weighted average number of common shares outstanding during the period, adjusted for the assumed conversion as of January 1, 1998 of all outstanding shares of Preferred Stock into 3,621,503 shares of Common Stock.

                                                  Nine Months Ended
                                                  September 30, 1998
                                                  ------------------
Net loss                                             $(6,258,000)
                                                     -----------
                                                     -----------
Weighted average common shares outstanding             8,866,504
Assumed conversion of preferred stock                  3,621,503
Less preferred stock included in weighted
  average common share calculation                    (2,669,182)
                                                     -----------
    Total shares                                       9,818,825
                                                     -----------
                                                     -----------
Net loss per share - pro forma                       $     (0.64)
                                                     -----------

NOTE 6 - COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The Company adopted SFAS 130 effective January 1, 1998. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items as other comprehensive earnings by their nature in an annual financial statement. For example other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available for sale. Annual financial statements for prior periods will be reclassified, as required. For all periods presented, comprehensive loss approximated the net loss reported.

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

RESULTS OF OPERATIONS

REVENUES

Total revenues were $1.4 million and $2.8 million for the three and nine month periods ended September 30, 1998, respectively, as compared to $0.4 million and $4.9 million for the three and nine month periods ended September 30, 1997, respectively, representing an increase of $1.1 million or 305% and a decrease of $2.1 million or 42%, respectively. No revenue was recognized under development agreements for OEM products for the three and nine month periods ended September 30, 1998. This compares with $0 and $0.6 million recognized under development agreements for OEM products for the three and nine month periods ended September 30, 1997, respectively. The increase in revenues in the three month period ended September 30, 1998, as compared to the same period in 1997, was due to the shipments of ANALYST-TM-, the Company's first HTS product, offset by the receipt of no revenues from OEM and development agreements, which made up all of the revenue reported in the three months ended September 30, 1997. The decline in revenues for the nine month periods ended September 30, 1998 and 1997, as well as the absence or decrease in OEM and development agreement revenue for the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997, was due to the Company's decision in 1996 to focus its future efforts on development of a proprietary HTS product platform and not to pursue additional development or manufacturing agreements for OEM products. Therefore, the Company does not expect revenues from OEM development agreements in future periods. Revenues from OEM product sales were $0 and $0.4 million for the three and nine month periods ended September 30, 1998, respectively, as compared to $0.3 million and $4.2 million for the three and nine month periods ended September 30, 1997, respectively, representing decreases of $0.3 million and $3.8 million, respectively. These decreases in OEM product revenues were due to the Company's increasing focus on its HTS products and the phasing out of the Luminometer (a microplate reader), the Q2000 (a clinical analyzer) and the microplate heater products. The Company will likely make little or no OEM product sales in future periods.

COST OF PRODUCT SALES

Cost of product sales were $0.8 million and $1.8 million for the three and nine month periods ended September 30, 1998, respectively, as compared to $0.2 million and $2.0 million for the three and nine month periods ended September 30, 1997, respectively, representing an increase of $0.5 million or 237% and a decrease of $0.2 million or 11%, respectively. The fluctuations in cost of product sales for the three and nine month periods ended September 30, 1998 as compared to the three and nine month periods ended September 30, 1997, respectively, were primarily due to the Company's transition in product mix from OEM products to its new line of HTS products, as well as the fact that a portion of costs remain fixed regardless of sales volume. Gross profit, as a percentage of product sales, was 46% and 36% during the three and nine month periods ended September 30, 1997, respectively, and was 35% and 58% for the three and nine month periods ended September 30, 1998, respectively. The increase for the three months ended September 1998 as compared to the same period in 1997, was primarily due to increased absorption of manufacturing overhead resulting from increased unit sales. The decrease for the nine months ended September 1998 as compared to the same period in 1997, was primarily the result of decreased absorption of manufacturing overhead resulting from low HTS unit sales early in 1998. The Company expects that gross profit as a percentage of product sales will remain low for the next several years until sales volumes for the ANALYST, ACQUEST-TM- and related products increase and the Company is able to spread its manufacturing costs over higher production levels.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.4 million and $4.2 million for the three and nine month periods ended September 30, 1998, respectively, as compared to $0.9 million and $2.4 million for the three and nine month periods ended September 30, 1997, respectively, representing increases of $0.5 million or 51% and $1.8 million or 74%, respectively. The increases for the three and nine month periods ended September 30, 1998 as compared to the three and nine month periods ended September 30, 1997, were primarily due to increased costs associated with the development of the Company's HTS product platform, partially offset by a decrease in the level of research and development expenses incurred in connection with development agreements for OEM customers. The Company expects research and development expenditures to continue to increase in future periods to support the development of its HTS product line.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs were $1.6 million and $3.5 million for the three and nine month periods ended September 30, 1998, respectively, as compared to $0.6 million and $1.5 million for the three and nine month periods ended September 30, 1998, respectively, representing increases of $1.0 million or 151% and $2.0 million or 130%, respectively. The increases for the three and nine month periods ended September 30, 1998 as compared to the three and nine month periods ended September 30, 1997, were primarily due to increases in marketing and sales expenses associated with the addition of sales and marketing personnel, as well as marketing expenses for the ANALYST and ACQUEST and other increases in general and administrative expenses which include the additional administrative costs of being a public company. The Company expects selling, general and administrative expenses to increase in future periods for the reasons described above.

INTEREST AND OTHER INCOME, NET

Net interest and other income was $207,000 and $488,000 for the three and nine month periods ended September 30, 1998, respectively, as compared to $97,000 and $146,000 for the three and nine month periods ended September 30, 1997, respectively, representing increases of $110,000 and $342,000, respectively. The increases for the three and nine month periods ended September 30, 1998 as compared to the three and nine month periods ended September 30, 1997, were primarily due to interest earned on higher levels of invested cash, cash equivalents and short-term investments in the respective periods in 1998 as compared to the comparable periods 1997 as a result of the receipt of the proceeds from the Company's IPO.

YEAR 2000 COMPLIANCE

The Company is in the process of performing its assessment of the impact of the Year 2000 issue on its operations. The issues involved include the possibility that software which does not have the capacity to recognize four digits in a date field may no longer function properly when use of that date becomes necessary. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues. The Company is evaluating the software it provides to its customers, its financial and accounting and inventory tracking systems and all other corporate-wide computer applications, and its other systems and equipment. The extent, if any, of the impact of the Year 2000 issue on these software, systems, applications and equipment is unknown. The Company expects its review to be completed by early 1999 after which the Company will attempt to remedy any issues which may exist. The Company expects such issues will be resolved on a timely basis, and presently believes that, with modifications to existing software or converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's software and computer systems or result in total costs material to the Company's financial condition. The Company, therefore, has not to date made any contingency plans to account for any Year 2000 issues. However, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of any Year 2000 changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. The Company has not fully determined the extent to which it may be impacted by third parties' systems including those of its suppliers and collaborative partners, which may not be Year 2000-compliant. While the Company has begun efforts to seek reassurance from its significant suppliers, partners and service providers, which the Company expects to complete by mid-1999, there can be no assurance that the systems of other companies that the Company deals with or on which the Company relies will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the Company. Any Year 2000 compliance problems of either the Company, its suppliers, its collaborative partners or its customers could have a material adverse effect on the Company's business, operating results and financial condition.

INCOME TAXES

Prior to June 1997, the Company had been taxed as an S corporation for federal and state income tax purposes. Under the Internal Revenue Code provisions regarding S corporations, the Company had not been subject to federal income taxes but had been subject to state income taxes at a reduced rate. As an S corporation, the Company's stockholders paid taxes on their share of the Company's taxable income in their individual tax returns. In June 1997, in connection with the Company's Preferred Stock financing, the Company became subject to the C corporation provisions of the Internal Revenue Code pursuant to which the Company's earnings are taxed for federal and state income tax purposes at the corporate level. Through June 1997, the Company's profits were distributed to the Company's stockholders through a combination of compensation, which was treated as an expense in the Consolidated Statement of Operations, and dividends. Future distributions of profits are not expected. No provision for income taxes has been recorded for the three and nine month periods ended September 30, 1998 as the Company incurred net operating losses and has no carryback potential.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash and cash equivalents of $1.4 million, short-term investments of $10.0 million, working capital of $11.9 million and an accumulated deficit of $10.0 million. The Company completed its IPO of Common Stock in March 1998, raising approximately $12.2 million in cash, net of underwriting discounts and associated costs. In April 1998, the Company sold an additional 88,000 shares of Common Stock in connection with the exercise of an over-allotment option granted to the underwriters and received cash proceeds, net of underwriting commissions and associated costs, of approximately $0.6 million. Prior to its IPO, the Company satisfied its liquidity needs primarily through cash flows generated from operations, private sales of preferred stock, and to a lesser extent, from bank loans for equipment purchases and loans from stockholders.

Net cash used in operating activities totaled $7.1 million and $1.4 million during the nine month periods ended September 30, 1998 and 1997, respectively. The increase in net cash used in operating activities is primarily due to the Company's net loss during the nine month period ended September 30, 1998 of $6.3 million, as compared to a net loss of $1.0 million during the nine month period ended September 30, 1997.

Net cash used in investing activities totaled $10.5 million and $0.3 million during the nine month periods ended September 30, 1998 and 1997, respectively. The increase in cash used in investing activities is primarily due to the Company's investment of $10.0 million in short-term, investment grade, interest-bearing financial instruments. These financial instruments, like all fixed income instruments, are subject to interest rate risk and may fluctuate in value if market interest rates fluctuate. The Company attempts to limit this exposure by investing in short-term investments.

Net cash provided by financing activities totaled $13.4 million and $7.6 million during the nine month periods ended September 30, 1998 and 1997, respectively. The increase in cash provided by financing activities is primarily due to the Company's IPO and the related exercise of an over-allotment option granted to the underwriters, which raised approximately $12.8 million in cash, net of underwriting discounts and associated costs.

In February 1998, the Company entered into an equipment financing agreement that provides a $1.3 million line of credit that can be used to finance purchases of equipment, computers and software necessary to support the Company's HTS development effort and additions to the marketing, sales and administrative infrastructure. As of September 30, 1998, the Company had drawn down $0.6 million against this line of credit.

In June 1997, the Company entered into a development, license and sales agreement with FluorRx, Inc. ("FluorRx") under which it obtained worldwide rights to certain patented assay technologies. In August 1998, the Company amended certain terms of this agreement. Future minimum royalty payments due through 2003 under the agreement will amount to approximately $1.0 million. The source of funds for these royalty payments is expected to be primarily the proceeds from the sale of HTS products developed by the Company pursuant to this agreement.

The Company may be required to raise substantial additional capital over a period of several years in order to develop and commercialize its products. The Company's future capital requirements will depend on numerous factors, including the costs associated with developing and commercializing its products, broadening its direct marketing and sales force, maintaining existing or entering into future licensing and distribution agreements, protecting intellectual property rights, building its reagents and assay kits business, expanding facilities and consummating possible future acquisitions of technologies, products or businesses. The Company believes that its cash, cash equivalents and short-term investments, combined with cash to be generated from operations, will be sufficient to fund operations for at least the next twelve months. However, the Company may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, the Company may be required to raise additional capital through a variety of sources, including the public equity market, private equity financing, collaborative arrangements, and public or private debt. There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity, the issuance of such securities would result in ownership dilution to the Company's existing stockholders.

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

NEW BUSINESS STRATEGY; NEW AND UNDEFINED MARKET FOR HTS PRODUCTS

In the second half of 1996, the Company implemented a new strategic business model to develop products for the HTS market. In connection with this change in strategy, the Company shifted its focus from developing and manufacturing clinical diagnostic and research products on an OEM basis to developing, manufacturing and marketing products for the HTS market. As a result, the Company's historical operating and financial performance is generally not indicative of future financial and business results. The Company incurred operating losses for the three and nine month periods ended September 30, 1998 as a result of its change in business strategy and expects that operating losses will continue in future quarters due to substantial increases in expenditures necessary to develop and commercialize the Company's HTS products. The Company anticipates that it may continue to incur losses for at least the next several years. The Company only recently began commercial shipments of its first HTS instrument, the ANALYST, in the second quarter of 1998. Accordingly, the Company is subject to the risks inherent in the operation of a new business, such as the failure to develop an effective sales, marketing and distribution channel, failure to achieve market acceptance and demand for its HTS products, failure to implement commercial scale-up of developed HTS products, if any, and failure to attract and retain key personnel. Furthermore, the HTS market is new and undefined, and the use of HTS by pharmaceutical and biotechnology companies is limited. Demand for the Company's HTS products will depend upon the extent to which pharmaceutical and biotechnology companies adopt HTS as a drug discovery tool. If HTS does not become a widely used method in drug discovery, demand for the Company's products will not develop as the Company currently expects or at all. The lack of demand for the Company's HTS products would have a material adverse effect on the Company's business, financial condition and results of operations.

EARLY STAGE OF INSTRUMENT DEVELOPMENT

The Company's success will depend on its ability to develop and commercialize its HTS instruments. The Company began commercial shipments of its first HTS instrument, the ANALYST, in the second quarter of 1998. The Company had not previously developed or commercialized products for the HTS market. Much of the instrumentation and software being incorporated into the Company's HTS products has not previously been used in HTS applications. The successful implementation and operation of the Company's HTS products is a complex process requiring the integration of, among other technologies, advanced optics, electronics, robotics, microfluidics, fluorescence detector technologies and software and information systems. Even if ANALYST and the Company's other HTS products appear promising at commercial launch, they may not achieve market acceptance. In addition, the Company's HTS instruments may be difficult or uneconomical to produce, fail to achieve expected performance levels, have a price level that is unacceptable in the industry or be precluded from commercialization by the proprietary rights of others or other competitive forces. There can be no assurance that the Company will be able to successfully develop, manufacture and market the ANALYST, ACQUEST or any other HTS products on a timely basis, achieve anticipated performance levels or throughputs, gain industry acceptance of the Company's products or develop a profitable business. The failure to achieve any of these objectives would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH THE DEVELOPMENT AND COMMERCIALIZATION OF REAGENTS AND ASSAY KITS

The Company expects that a substantial portion of its revenues will be derived from the sale of reagents and assay kits. The Company has limited experience in the development, manufacture and marketing of reagents or assay kits, only recently introducing its first reagents, TKX-TM-, in July 1998. The Company intends to continue to license assay technologies from third parties and to develop reagents and assay kits internally. There can be no assurance that the Company will succeed in licensing any additional assay technologies on acceptable terms, if at all, or that it will successfully commercialize any reagents that it licenses. In addition, the Company is internally developing reagents and assay kits, but has limited experience in this area. There can be no assurance that the Company will successfully develop additional reagents or assay kits internally or that any reagents or assay kits will achieve market acceptance. As sales volumes increase, the Company intends to outsource the manufacture of reagents and assays kits. There can be no assurance that the Company will be able to enter into agreements with third parties for the manufacture of reagents and assay kits on terms commercially favorable to the Company or at all. In addition, the Company intends to sell reagents and assay kits to purchasers of HTS instruments, including the ANALYST and ACQUEST. There can be no assurance that sales of the ANALYST and ACQUEST will be sufficient to support this strategy. A failure to achieve commercial acceptance of its reagents and assay kits would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE

The pharmaceutical and biotechnology instrumentation and reagents market is characterized by rapid technological change and frequent new product introductions. The Company's future success will depend on its ability to enhance its current and planned HTS products and to develop and introduce, on a timely basis, new products that address the evolving needs of its customers including higher-density, ultra high throughput analyzers and microplates, its fluorescence-based reagents and assay kits, as well as products based on its FLARe-TM- technology. The Company anticipates that production units for these new products may not be available for several months or years, if at all. The production of ACQUEST and other analyzers and their associated microplates, fluorescence-based reagents and assay kits may present development and manufacturing challenges. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of its new products or its product enhancements. Any failure to develop and introduce products in a timely manner in response to changing market demands or customer requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES AND MARKETING EXPERIENCE

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

COMPETITION

The market for HTS products is highly competitive. The Company expects that competition will increase significantly as more biotechnology and pharmaceutical companies adopt HTS instruments as a drug discovery tool and as new companies enter the market with advanced technologies and products. The Company competes in many areas, including HTS instruments, assay development and reagent sales. The Company competes with companies which directly market HTS products. In addition, pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other research organizations are conducting research and developing products in various areas which compete with the Company's technology platform, either on their own or in collaboration with others. Many of these competitors have greater financial, operational and sales and marketing resources, and more experience in research and development, than the Company. Further, certain companies offer screening services on a contract or collaborative basis, and these services could eliminate the need for a potential customer to purchase the Company's products. The Company's technological approaches may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of the Company's current or future competitors. Many of these competitors have greater financial and personnel resources, and more experience in research and development, sales and marketing and other areas than the Company.

CONCENTRATION OF HTS MARKET

The market for HTS products is highly concentrated, with approximately 50 large pharmaceutical companies operating a substantial portion of the Company's targeted drug discovery laboratories. Accordingly, the Company expects a relatively small number of customers will continue to account for a substantial portion of its revenues. The Company faces risks associated with a highly concentrated customer base as it sells its HTS products, including the failure to establish or maintain relationships within a limited customer pool, or substantial financial difficulties or decreased capital spending by its customers, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company faces the risk that customers will negotiate price discounts or other unfavorable terms, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

MANUFACTURING RISK

The Company is only producing ANALYST in limited quantities, and has not yet manufactured ACQUEST and other HTS products in significant quantities. Although the Company has started manufacturing and shipping its second-generation HTS product, ACQUEST, the Company may encounter difficulties in scaling up production of the ACQUEST and related products and continuing to increase production of ANALYST due to, among other things, quality control and assurance, component supply and availability of qualified personnel. There can be no assurance that, even if successfully developed and introduced to market, any of the Company's products can be manufactured in sufficient quantities while meeting quality control standards or at acceptable cost. Difficulties encountered by the Company in manufacturing scale-up of ANALYST, ACQUEST and other HTS products could have a material adverse effect on its business, financial condition and results of operations.

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

DEPENDENCE ON SUPPLIERS AND CONTRACT MANUFACTURERS

Certain components used in the Company's HTS products are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in time delays associated with redesigning a product due to a failure to obtain a single source component, an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. The Company does not maintain long-term agreements with any of its suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to rely on contract manufacturers, some of which may be single-source vendors, for the development, manufacture and supply of certain of its reagents and assay kits. There can be no assurance the Company will be able to enter into such manufacturing contracts on commercially reasonable terms, if at all, or that the Company's current or future contract manufacturers will meet the Company's requirements for quality, quantity or timeliness. If the supply of any such components, reagents or assay kits is interrupted, components, reagents and assay kits from alternative suppliers and contract manufacturers may not be available in sufficient volumes within required timeframes, if at all, to meet the Company's production needs.

ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

As of September 30, 1998, the Company had an accumulated deficit of approximately $10.0 million. The Company's expansion of its operations and continued development of its HTS products will require a substantial increase in sales, marketing and research and development expenditures for at least the next several years. As a result, the Company expects to incur operating losses for the next several years. The Company's profitability will depend on its ability to successfully develop and commercialize its HTS products. Accordingly, the extent of future losses and the time required to achieve profitability, if achieved at all, is highly uncertain. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company may be required to raise substantial additional capital over a period of several years in order to develop and commercialize its products. The Company's future capital requirements will depend on numerous factors, including the costs associated with developing and commercializing its products, developing a direct marketing and sales force, maintaining existing, or entering into future, licensing and distribution agreements, protecting intellectual property rights, entering the reagents and assay kits business, expanding facilities and consummating possible future acquisitions of technologies, products or businesses. The Company may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, the Company may be required to raise additional capital through a variety of sources, including the public equity market, private equity financing, collaborative arrangements, and public or private debt. There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, which would have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity, the issuance of such securities would result in ownership dilution to the Company's existing stockholders.

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

INTELLECTUAL PROPERTY RISKS

The Company's success will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company holds three U.S. patents. The Company has pending eleven U.S. patent applications, two international patent applications and nineteen provisional U.S. patent applications. To supplement its proprietary technology, the Company has licensed ten patents and one patent application from FluorRx pursuant to a June 1997 agreement, as amended. Under this license, the Company obtained certain worldwide rights relating to FluorRx's FLARe technology. Certain of these rights have been licensed on an exclusive basis. Certain other rights have been licensed on a non-exclusive basis, and therefore could be or are licensed to third parties. In accordance with such agreement, the Company paid one-time fees as well as agreeing to pay royalties based on sales of its products that incorporate this technology. The license may be terminated in the event of a material breach by the Company. Furthermore, FluorRx may elect to convert the exclusive rights into non-exclusive rights in the event the Company fails to make certain minimum royalty payments. If FluorRx were to terminate the license due to a material breach of the license by the Company, the Company would lose the right to incorporate FLARe technology into its HTS products. In such event, the Company would be required to exclude FLARe technology from the Company's existing and future products and either license or develop internally alternative technologies. There can be no assurance that the Company would be able to license alternative technologies on commercially reasonable terms, or at all, or that the Company would be capable of developing internally such technologies. Furthermore, there can be no assurance that other companies may not independently develop technology with functionality similar or superior to the FLARe technology that does not or is claimed not to infringe the FLARe patents or that otherwise circumvents the technology licensed to the Company.

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

Applicable law requires that the Company comply with the FDA's current GMP regulations for the manufacture of the Horizon. The FDA monitors compliance with its GMP regulations by subjecting medical product manufacturers to periodic FDA inspections of their manufacturing facilities. The FDA has recently revised the GMP regulations. The new Quality System Regulation imposes design controls and makes other significant changes in the requirements applicable to manufacturers. The Company is also subject to other regulatory requirements, and may need to submit reports to the FDA including adverse event reporting. Failure to comply with GMP regulations or other applicable legal requirements can lead to, among other things, warning letters, seizure of violative products, suspension of manufacturing, government injunctions and potential civil or criminal liability on the part of the Company and the responsible officers and employees. In addition, the government may halt or restrict continued sale of such instruments. Any such actions could have a material, adverse effect on the business, financial condition and results of operations of the Company.

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

IMPACT OF YEAR 2000

The Company is in the process of performing its assessment of the impact of the Year 2000 issue on its operations. The issues involved include the possibility that software which does not have the capacity to recognize four digits in a date field may no longer function properly when use of that date becomes necessary. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues.
The Company is evaluating the software it provides to its customers, its financial and accounting and inventory tracking systems and all other corporate-wide computer applications, and its other systems and equipment. The extent, if any, of the impact of the Year 2000 issue on these software, systems, applications and equipment is unknown. The Company expects its review to be completed by early 1999 after which the Company will attempt to remedy any issues which may exist. The Company expects such issues will be resolved on a timely basis, and presently believes that, with modifications to existing software or converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's software and computer systems or result in total costs material to the Company's financial condition. The Company, therefore, has not to date made any contingency plans to account for any Year 2000 issues. However, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of any Year 2000 changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. The Company has not fully determined the extent to which it may be impacted by third parties' systems including those of its suppliers and collaborative partners, which may not be Year 2000-compliant. While the Company has begun efforts to seek reassurance from its significant suppliers, partners and service providers, which the Company expects to complete by mid-1999, there can be no assurance that the systems of other companies that the Company deals with or on which the Company relies will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the Company. Any Year 2000 compliance problems of either the Company, its suppliers, its collaborative partners or its customers could have a material adverse effect on the Company's business, operating results and financial condition.

FUTURE FLUCTUATIONS IN OPERATING RESULTS

The Company's future operating results are likely to fluctuate substantially from quarter to quarter. The degree of fluctuation will depend on a number of factors, including the timing and level of sales, the mix of products sold through direct sales channels and third party distributors, and any change in the product mix among the Company's existing and planned product lines. Such fluctuations could have a material adverse effect on its business, financial condition and results of operations. Because a significant portion of the Company's business is expected to be derived from orders placed by a limited number of large customers, variations in the timing of such orders could cause significant fluctuations in the Company's operating results. Other factors that may result in fluctuations in operating results include industry acceptance of HTS as a drug discovery tool, market acceptance of the Company's products, the timing of new product announcements and the introduction of new products and new technologies by the Company or its competitors, delays in research and development of new products, increased research and development expenses, increased marketing and sales expenses associated with the implementation of the Company's direct marketing of its products, availability and cost of component parts from its suppliers, competitive pricing pressures, and developments with respect to regulatory matters. In connection with future introductions of new products, the Company may be required to establish or increase reserves or record charges for inventory obsolescence in connection with unsold inventory, if any, of older generations of products.

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

From March 12, 1998 to September 30, 1998, the Company incurred the following expenses in connection with the offering:

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

The net offering proceeds to the Company through September 30, 1998, after deducting the total expenses above, were $12.8 million. From March 12, 1998 to September 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

         Manufacturing, sales, marketing and administrative infrastructure      $  2,940,000
         Research and development activities                                       3,024,000
         Working capital temporary investments:
             Inventories                                                             820,000
             Short-term, investment grade, interest-bearing
               financial instruments                                               6,036,000
                                                                                ------------
                 Total                                                          $ 12,820,000
                                                                                ------------
                                                                                ------------

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

Not applicable

ITEM 5:   OTHER INFORMATION

Not applicable

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

a: Exhibits

      Exhibit 27.1 - Financial Data Schedule.

b: Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

-------------------------------------------------------------------------------
SIGNATURES
-------------------------------------------------------------------------------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       LJL BIOSYSTEMS, INC.



DATE: NOVEMBER 13, 1998           BY:  /S/  ROBERT T. BEGGS
                                       --------------------
                                       ROBERT T. BEGGS, VICE PRESIDENT OF
                                       FINANCE AND ADMINISTRATION (DULY
                                       AUTHORIZED AND PRINCIPAL FINANCIAL
                                       AND ACCOUNTING OFFICER)

-------------------------------------------------------------------------------
INDEX TO EXHIBITS
-------------------------------------------------------------------------------

EXHIBIT                                                                 PAGE
-------                                                                 ----
Exhibit 27.1 - Financial Data Schedule............................       24