Form 10-K
period 1998-12-31
LJL BIOSYSTEMS INC
filed 1999-03-30
CIK 1042162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 0-27446
                            ------------------------

                              LJL BIOSYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             77-0360183
      (State or other jurisdiction of         (IRS Employer Identification
       incorporation or organization)                    Number)

                                405 TASMAN DRIVE
                              SUNNYVALE, CA 94089
                    (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (408) 541-8787
          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class              Name of each exchange on which
  ----------------------------------------             registered
                                            ---------------------------------
                    None                                  None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
                                (Title of Class)
                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $19,992,367 as of March 1, 1999, based upon the closing sales price on the The Nasdaq reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, as of March 1, 1999 was 12,590,420 shares.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in
Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              LJL BIOSYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

ITEM NO.                                                                                                      PAGE
--------                                                                                                      ----
 Part I

   1.   Business............................................................................................    3

   2.   Properties..........................................................................................   13

   3.   Legal Proceedings...................................................................................   13

   4.   Submission of Matters to a Vote of Security Holders.................................................   13

Part II

   5.   Market for Registrant's Common Equity and Related Stockholder Matters...............................   14

   6.   Selected Consolidated Financial Data................................................................   15

   7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............   16

  7A.   Quantitative and Qualitative Disclosures about Market Risk..........................................   30

   8.   Consolidated Financial Statements and Supplementary Data............................................   31

   9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................   49

Part III

  10.   Directors and Executive Officers of the Registrant..................................................   49

  11.   Executive Compensation..............................................................................   49

  12.   Security Ownership of Certain Beneficial Owners and Management......................................   49

  13.   Certain Relationships and Related Transactions......................................................   49

Part IV

  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................   50

                                     PART I

ITEM 1.  BUSINESS

    LJL BioSystems, Inc. ("LJL" or the "Company") designs, produces and sells to pharmaceutical and biotechnology firms, products and services that accelerate and enhance the process of discovering new drugs. LJL's proprietary integrated technology platform is comprised of instrumentation and consumables (micro-plates and fluorescence-based assay technologies) designed to provide a flexible solution to the current and evolving High Throughput Screening ("HTS") requirements of drug discovery laboratories. The drug discovery process involves several stages including target identification, compound synthesis, assay development, screening and lead optimization. Historically, target identification and compound synthesis have been the rate-limiting steps in the drug discovery process, but recent advancements in genomics and molecular biology as well as combinatorial chemistry have resulted in the generation of significant numbers of new targets and compounds. In fact this growth in the number of targets and compounds has shifted the rate-limiting steps of the drug discovery process to assay development, screening and lead optimization. To address these bottlenecks, LJL has developed instrumentation and assays to provide integrated HTS solutions. LJL believes that its technology platform addresses the major throughput limitations associated with current HTS systems and will allow its customers to accelerate the identification and optimization of lead compounds for development into new medicines.

    The Company's first HTS product, Analyst-TM-, is the first and the Company believes one of the few assay detection instruments specifically designed for HTS that offers customers the flexibility of reading results in four different assay detection modes. The term "assay detection" refers to the instrument's ability to read and analyze how potential drug compounds perform when tested against specific biological targets. With a built-in capability of reading both 96-well or 384-well plates, Analyst is currently being used by the Company's customers to perform up to 70,000 tests per day.

    LJL's second product, Acquest-TM-, goes beyond the capabilities of Analyst by offering customers the opportunity to use state-of-the-art ultra HTS formats that dramatically increase the number of screens that can be performed at any one time. Also multi-mode, the Acquest is designed to accept microplates with both 384-well and 1,536-well formats. Its assay throughput is estimated at up to 200,000 tests per day.

    The Company believes that both Analyst and Acquest provide several important advantages over other currently available analyzers, including increased throughput, improved analytical performance and flexibility, lower reagent costs and the ability to be quickly integrated into existing HTS laboratories and to evolve with changing HTS needs.

PHARMACEUTICAL RESEARCH AND DEVELOPMENT

THE DRUG DISCOVERY PROCESS

    The drug discovery process involves the synthesis and testing, or screening, of compounds against a target. A compound is a molecule that might mediate a disease by its effect on a target. Targets are biological molecules, such as enzymes, receptors, other proteins and nucleic acids, that are believed to play a role in the onset or progression of a disease. The stages of the drug discovery process include target identification, compound synthesis, assay development, screening, secondary screening of hits, and lead compound screening, or optimization.

    Targets are identified based on their anticipated role in the progression or prevention of a disease. Until recently, scientists using conventional methods had identified only a few hundred targets, many of which had not been comprehensively screened. Recent developments in molecular biology and genomics have led to a dramatic increase in the number of targets available for drug discovery.

    After a target is chosen, the researcher selects a library of compounds to screen against this target. Compounds have historically been obtained from natural sources or synthesized one at a time. Traditionally pharmaceutical companies, using conventional synthesis techniques, have compiled their compound libraries over decades. However, recent technology advancements in combinatorial chemistry and other chemical synthesis techniques, as well as licensing arrangements, have enabled industrial and academic groups to greatly increase the supply and diversity of compounds available for screening against targets. As a result, many researchers now have access to libraries of hundreds of thousands of compounds.

    Following target and compound library selection, the compounds must be screened to determine their effect on the target, if any. A compound that has an effect on the target is defined as a hit. A greater number of compounds screened against a given target results in a higher statistical probability that a hit will be identified. Prior to screening targets against a compound, a biological test or assay must be developed. An assay is a combination of reagents which measures the effect of a compound on the activity of a target. Assay development involves screening the assays to optimize performance against the selected target. Assays are broadly classified as either biochemical or cellular. Biochemical assays are usually performed with purified molecular targets and generally have certain advantages, such as speed, convenience, simplicity and specificity. Cellular assays are performed with living cells, which may sacrifice speed and simplicity, but may deliver more biologically relevant information. Scientists use both cellular and biochemical assays in their drug discovery efforts. Both types of assays use a variety of detection modalities, including absorbence, radioisotopic, luminescence, and a variety of fluorometric technologies, such as fluorescence intensity, fluorescence polarization and time-resolved fluorescence.

    Once a compound is identified as a hit, a number of secondary screens are performed to evaluate its potency and specificity for the intended target. This cycle of repeated screening continues until a small number of lead compounds is selected. Further screening optimizes these lead compounds. Optimized lead compounds with the greatest therapeutic potential may be selected for clinical evaluation.

    Due to the recent dramatic increase in the number of available compounds and targets, a bottleneck has resulted at the screening stage of the drug discovery process. Historically, screening has been a manual, time-consuming process. Screening significantly larger numbers of compounds against an increasing number of targets requires a system that can operate with a high degree of automation and analytical flexibility.

CURRENT SCREENING SYSTEMS

    Current screening systems operate with varying degrees of automation. Full automation--from sample dispensing to data collection--enables round-the-clock operation, thereby increasing the screening rate. Fully-automated HTS systems consist of assay analyzers, liquid handling systems, robotics, a computerized system for data management, reagents and assay kits and microplates. A microplate is a plastic plate that generally contains either 96 wells or 384 wells, each of which holds a mixture of a target, a compound and reagents. In the HTS process, a robot moves a microplate among preparatory stations and then delivers the microplate to the analyzer. In the case of fluorescence-based assays, after the microplate is placed into the analyzer, the instrument directs a light source onto a well. The intensity of the light emitted from the well in response to this light source is then measured by the analyzer, showing the degree of the effect, if any, of the compound on the target. In this manner, the analyzer detects and measures possible bioactivity of a compound against a target.

    Most screening systems utilize off-the-shelf, general-purpose assay analyzers which were originally designed for low throughput use. The Company believes that most screening systems in use today have the following limitations:

    LACK OF ANALYTICAL FLEXIBILITY. Most analyzers do not provide analytical flexibility because they operate in only one type of assay detection mode. In order to perform assays using different detection modes, researchers generally must physically move single-mode analyzers and reconfigure the HTS line. Alternatively, researchers may set up the HTS line with multiple single-mode analyzers which often results in critical space constraints.

    INADEQUATE SENSITIVITY. As researchers continue to use smaller assay volumes to reduce reagents costs and increase throughput, many analyzers are inadequate because they are not sensitive enough to read results based on these smaller volumes. Inadequate sensitivity may result in missed hits, limited research capabilities, increased costs of compounds, assays and reagents and lower throughput.

    POOR HTS SYSTEM INTEGRATION. Most analyzers have not been designed specifically for an HTS environment. They are difficult and expensive to integrate into an HTS line. Even after the analyzer is integrated into the HTS line, there are often many problems, including increased probability of system failures, loss of data, time delays and loss of costly compounds and reagents.

    INABILITY TO OPERATE IN DENSER FORMAT. Most analyzers detect assays solely in the standard 96-well microplate format. However, drug discovery companies are beginning to move to the denser 384 and 1,536-well formats to reduce costs of reagents, assays and compounds while increasing throughput. Most existing analyzers cannot accommodate the need for this denser format.

    LIMITATIONS OF CURRENT ASSAYS. Many assays in use today are performed in a complex, multi-step process and are expensive, time-consuming and difficult to implement in an HTS setting. In addition, certain assays use radioactive isotopes, which result in problematic waste-disposal issues. Fluorescence-based assays constitute a growing assay format in HTS due to the relative lack of waste-disposal problems, as well as their sensitivity, versatility and adaptability to HTS. However, historically the use of fluorescence-based assays in HTS was limited by the relative insensitivity of available analyzers. Certain assays are also unsuitable for HTS because of the low sensitivity of both the assay and analyzer.

    The HTS laboratory today must balance the needs for sensitivity and analytical flexibility. The increasing use of HTS and the need for higher throughput further exposes the limitations of current screening systems. These limitations result in higher costs, lower throughput and lower productivity.

THE LJL SOLUTION

    LJL designs, produces and sells products specifically designed for both the current and evolving HTS markets. To develop these products, the Company has assembled an integrated team of scientists and engineers with expertise in fluorescence chemistry, biophysics, biochemistry, chemical and mechanical engineering, electronics and software. Since its inception in 1988, LJL has designed, developed and manufactured high performance clinical diagnostics analyzers and other automated instruments.

    Starting in the second half of 1996, LJL began focusing on the HTS market. Since then the Company's efforts have resulted in the achievement of several key milestones. The first milestone was shipping Analyst, the Company's first-generation detection system for the HTS market, in April 1998. This system was designed specifically for this market and offers multi-mode capability, flexibility and performs up to 70,000 screens per day. Later in 1998, LJL shipped its first state-of-the-art ultra HTS system, Acquest. Also multi-modal, the Acquest is designed to accept microplates with both 384 and 1,536-well formats. Assay throughput is estimated at up to 200,000 tests per day.

    The Company believes that both Analyst and Acquest provide several important advantages over currently available multi-mode analyzers, including increased throughput, improved analytical performance and flexibility, lower reagents costs and the ability to be quickly integrated into existing HTS laboratories and to evolve with changing HTS needs. The Company has developed and is developing value-added, application-specific reagents, assay kits and microplates, which are being optimized for use in HTS and specifically for use with Analyst and Acquest. In 1998, the Company introduced and shipped its first value-added consumable product, the TKX-TM-, or Tyrosine Kinase Fluorescence Polarization assay kit. In September 1998, LJL started marketing its High Efficiency (HE) line of microplates.

    In addition, the Company is currently developing several other consumable products, including additional assays which will be optimized to perform with LJL's instruments. The Company believes that customers will prefer to purchase consumables and instruments from a single source for convenience, ongoing support and accountability.

LJL STRATEGY

    LJL's successful market introductions in 1998 of two instruments as well as a TKX Assay Kit helped to establish the Company as a high value, leadership brand and set the stage for other new products. LJL's proprietary technologies are already increasing the efficiencies and reducing the cost of identifying drugs that show potential as new medicines. In addition, the Company has a pipeline of instruments and consumables that it is developing in concert with customers, such as SmithKline Beecham in the case of its FLARe-TM- fluorescence technology.

    Building upon this background, LJL's objective is to become a leader in the development and commercialization of advanced technologies and products that accelerate the pace and improve the productivity of the drug discovery process. To implement this strategy, the Company intends to:

    PROVIDE FIRST-TO-MARKET HTS SOLUTIONS. LJL's technology platform is comprised of two principal proprietary components: instrumentation and assay technologies. LJL intends to leverage this technology platform and its proven expertise in rapid product development and manufacturing of automated instrumentation systems to be the first to market with effective HTS solutions.

    PURSUE AN EVOLUTIONARY APPROACH TO PRODUCT DEVELOPMENT. The Company anticipates that the HTS needs of the pharmaceutical industry will continue to change rapidly over the next coming years and are difficult to predict at this time. LJL intends to offer products with features and capabilities that provide solutions to the current and evolving HTS needs of drug discovery laboratories. For example, the Company's first HTS analyzer can perform four major types of optically-detected assays in both the industry standard 96-well microplate and 384-well microplate formats. Additionally, the Company's ultra high throughput analyzer, Acquest, is designed to read the higher-density 1,536-well microplates at a rate of up to 200,000 wells per day.

    EXTEND INSTRUMENTATION AND ASSAY PRODUCTS INTO OTHER STAGES OF THE DRUG DISCOVERY PROCESS. LJL believes that its screening products are well suited for primary and secondary screening and other closely related stages of the drug discovery process such as assay development, toxicology and lead optimization, which require repetitive screening. The Company believes that users will benefit from using integrated high performance screening products.

    GENERATE RECURRING REVENUE THROUGH THE SALE OF REAGENTS, ASSAY KITS AND CONSUMABLES. LJL believes that establishing an installed base of HTS analyzers will enable the Company to generate recurring revenue from the sale of reagents, assay kits and consumables. These products will be high value-added, application-specific tools that are optimized for use in HTS and specifically with the Company's analyzers. The Company believes that customers will prefer to purchase reagents and instruments from one source for convenience, ongoing support and accountability.

    DEVELOP AND ACQUIRE NOVEL SCREENING TECHNOLOGIES. LJL believes its FLARe technology, a platform of patented bioassay technologies, will address a number of the current limitations associated with fluorescence-based HTS assays. LJL is also developing internally certain reagent technologies and intends to license or acquire additional screening technologies to establish and maintain a market advantage for its products.

    PROVIDE EARLY ACCESS TO STRATEGIC CUSTOMERS. In September 1998, SmithKline Beecham signed a collaborative agreement with the Company giving them early access to the FLARe technology. In addition to this collaboration, LJL intends to provide to other strategic customers early access to certain of its technologies, which will provide insight into next generation product requirements and technology needs. The Company believes this insight will allow the Company to provide products that more closely meet the needs of its customers.

PRODUCTS

ANALYST

    Starting in May 1998, LJL began commercial shipment of Analyzer, its first HTS system. Analyst is a four-mode analyzer designed specifically for use in the HTS setting. Analyst can read luminescence assays and the three major types of fluorescence-based assays, fluorescence intensity, fluorescence polarization ("FP") and time resolved fluorescence assays. Analyst allows users to perform both cellular and biochemical assays in all four detection formats. To operate Analyst, the user specifies the detection mode and other parameters through either a local host computer running LJL's graphical interface software or an external system controller. A 96-well or 384-well microplate is placed in the microplate gripper by a user or robot and is automatically aligned with the optical detection component, SmartOptics.

    Depending on the type of assay detection mode selected by the user, SmartOptics' system of optical switches, lenses and fiber optic cables focuses the excitation light source (either a high intensity, constant light in the case of fluorescence intensity and FP assays or a flashing light in the case of time-resolved fluorescence assays) into either the middle or bottom of the fluid in the microwell. This focusing flexibility enables the user to optimize assay performance for a variety of assays regardless of the location of the optimal focal area. For example, the optimal focal area for the excitation source in FP assays is in the middle of the well, whereas the optimal focal area for cellular assays is the bottom of the well. In addition, this focusing precision allows these assays to be read at lower reagent concentrations. The Company believes that Analyst can perform certain assays that have previously not been able to be performed because of existing analyzers' relative insensitivity. In addition, because of this increased sensitivity, certain assays can be read faster, which increases throughput for this assay class. The light emitted from the well is fed into a photo-multiplier tube where the intensity of the light is quantitatively measured. The light emitted in a luminescence assay is generated by a chemical reaction within the well and not in response to an excitation light source as is the case for fluorescence-based assays. To optimize performance in each of these detection modes, Analyst has two photo-multiplier tubes, one for luminescence assays and one for fluorescence-based assays, and automatically directs the emitted light to the proper unit depending on the assay selected. The light strikes the photocathode within the photo-multiplier tube, generating the signal that is recorded by the computer. This data can then be directed to the user's data management system for further analysis.

    The Company believes Analyst is the only multi-mode analyzer that enables higher throughput, improved analytical performance and flexibility, lower compound, assay and reagents costs; allows quick integration into existing HTS laboratories; and meets evolving HTS needs. Analytical flexibility is substantially improved based on the four-mode detection capability. The Company believes that the ability to program precise instrument parameters enables assays to be performed on Analyst with improved sensitivity. Throughput has increased because the programmable four-mode detection capability saves the time normally lost in manual reconfiguration when switching between assay modes in other multi-mode systems. In addition, the ability to run screens in both the 96 and 384-well format with no loss of sensitivity enables the user to increase productivity and performs up to 70,000 screens per day.

ACQUEST

    Starting in September 1998, LJL began commercial shipments of Acquest, its first Ultra HTS system. This high-density analyzer is an evolution of the Analyst technology platform, which dramatically increases the number of screens that can be performed at any one time. Current assay throughput is estimated at up to 200,000 tests per day. The Acquest is also multi-modal and accepts microplates with both 384 and 1,536-well formats. In addition, Acquest performs screens using significantly reduced assay volumes, thus reducing the costs of reagents, assays and compounds. LJL is developing 1,536-well microplates to operate with Acquest. The Company believes that HTS system performance will be optimized with the use of these proprietary plates in conjunction with the Acquest due to the lower error tolerance between system components in this miniaturized format. In addition, Acquest operates with third party 1,536-well microplates, reagents and liquid handling systems. The Company also plans to bring to market additional reagents and assay kits and intends to miniaturize certain of its first generation reagents and assays for use in the high-density format.

REAGENTS AND ASSAYS

    In 1998, the Company began offering high value-added, application-specific reagents and an assay kit that are optimized for use in HTS and specifically for use with Analyst. The Company intends to develop additional reagents and assay kits in a single-step format. LJL believes that a single-step assay format is better suited to the HTS environment because it is faster, less expensive and easier to automate than multi-step assays. The Company believes that its reagents and assay kits will provide two major benefits to its customers. First, overall assay performance is expected to improve as these consumables are being optimized for use with Analyst and Acquest. Second, the Company believes that customers will prefer to purchase reagents and instruments from a single source for convenience, integrated support and accountability.

    The use of fluorescence-based assays in HTS is increasing due to their sensitivity, versatility, adaptability, safety and lack of waste-disposal problems associated with radioactive isotopic assays. Among fluorescence-based assays, FP assays are especially well suited for HTS because they can be used in a single-step format and are relatively insensitive to concentration and volume variations.

    The Company believes the increased sensitivity and precision of Analyst and Acquest in the FP format will improve the performance of FP assays. LJL is currently developing a new, long-lifetime FP reagent based on its proprietary FLARe assay technology. Currently available FP reagents have short lifetimes and cannot be used in screening certain targets. The Company believes that its long-lifetime FP reagent will expand the class of available targets for certain major diseases, including cardiovascular and immunodeficiency diseases, that can be screened in a single-step, FP format.

    The Company has entered into a collaborative agreement for the development of additional reagents. There can be no assurance that LJL will successfully develop additional reagents and assay kits, that any LJL reagents and assay kits will achieve market acceptance or result in significant Company revenues, or that the Company will enter into any additional agreements for rights to other reagents or assay technology, the failure of any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

FLARE TECHNOLOGY AND SMITHKLINE BEECHAM COLLABORATION

    The Company has licensed FLARe, a platform of patented, fluorescence-based bioassay technologies for use in commercial pharmaceutical and biopharmaceutical research and development, from FluorRx. Under this agreement, the Company has the right to develop and commercialize products based upon licensed patents, and in exchange the Company has agreed to pay FluorRx minimum royalties in the aggregate amount of approximately $1.0 million through 2003. The agreement terminates upon the earlier of the expiration of the last of the licensed patents, a court's declaration that the last licensed patent is invalid, or an uncured material breach. Fluorescence-based assay technologies are well-suited to HTS because they are sensitive, versatile, easy to automate and safer than radioisotopic assays. However, use of fluorescence-based HTS assays has been limited due to the high level of background noise in the fluorescence signal within the assay, which obscures the assay-specific signal and results in loss of sensitivity and reduced accuracy. LJL believes its FLARe technology may significantly improve the sensitivity, precision and speed of these assays.

    The FLARe platform uses an extension of fluorescence lifetime detection, called phase/modulation. Phase/modulation is a method of measuring the time required for a molecule to absorb and then emit light

("fluorescence lifetime"). Fluorescence lifetime assays performed using phase/modulation detection have a higher signal-to-noise ratio than traditional fluorescence assays based on measurement of intensity. Small changes in phase/modulation can be accurately measured, resulting in an assay format that is both accurate and sensitive, including high-density, low volume HTS formats. In addition, fluctuations in assay volume do not affect the quality of the assay signal, which is also important in a high-density format, where precision of fluid handling is extremely difficult.

    Many targets, compounds and microplates have transient fluorescent properties that obscure the assay-specific signal generated by currently available short lifetime fluorescent reagents. However, using LJL's phase/modulation assay detection technology, the transient background signal, or noise, of the well environment can be electronically subtracted from the assay-specific signal of the long-lifetime fluorescent reagent, resulting in a high signal-to-noise ratio. Because cellular and sub-cellular events such as ligand-receptor binding, ion flux, and protein-protein interaction all produce changes in the physical micro-environment, the Company believes FLARe technology can be used in a single-step assay format against most major classes of human drug targets, including receptors, ion channels, cell regulatory pathways, gene regulatory elements and enzymes. In September 1998, SmithKline Beecham signed a collaborative agreement with the Company giving them early access to the FLARe technology.

SALES AND MARKETING

    The Company markets its HTS products worldwide through a direct sales force in North America and Europe and distributors in other parts of the world. The Company currently has a marketing and sales organization consisting of more than 20 professionals including a staff of sales, service and applications support people in its European headquarters located in the UK. Because the Company's products are technically sophisticated and its customers are Ph.D.-level researchers, the sales force consists primarily of scientifically qualified personnel to address the technical sophistication of the Company's products and customers. An in-house applications team provides sales support. The Company has entered into a distribution agreement with Sumitomo in Japan and is currently evaluating other distributors in certain geographical areas that are currently selling products into the pharmaceutical R&D market.

    The Company is marketing Analyst, Acquest, reagents, TKX assay kits and HE plates. The Company sells reagents primarily to laboratories that perform relatively large numbers of assays, and sells assay kits, which include a combination of reagents and detailed instructions on protocol and use, to laboratories where convenience and ease of use are more important than volume purchases of reagents.

    Historically, the Company sold clinical diagnostics products through original equipment manufacturing ("OEM") relationships to third parties. Thus, in 1998, 1997 and 1996, Chiron and Ventana, customers of LJL's pre-HTS OEM clinical diagnosis products, accounted for a total of 10%, 88% and 71%, respectively, of total revenues. In 1998, revenues from OEM products accounted for 10% of all revenues. Although the Company intends to continue to manufacture one OEM product through 1999 and possibly beyond under its agreement with Ventana, OEM product sales as a percent of revenues are expected to further decline in future periods.

MANUFACTURING

    The Company has employed a proprietary, modular, object-oriented design methodology to develop and manufacture a number of successful analytical systems for clinical diagnosis. Analyst, Acquest, and LJL's clinical diagnostics and research products are manufactured at the Company's facilities in Sunnyvale, California. This manufacturing process consists of purchasing custom and other components from third parties and performing sub-assembly, final assembly, and quality assurance functions in-house. The Company believes that its manufacturing infrastructure for Analyst and Acquest is sufficient for at least the next few years.

    The Company's strategy with regard to manufacturing reagents is to initially manufacture the assay kits internally and outsource the manufacture of assay kits when production volumes reach a certain level, if it is determined to be cost-effective. In addition, the Company intends to expand its relationships with vendors of plastic disposables and to have them manufacture its 1,536-well HTS microplates according to LJL specifications.

    The Company's success will depend in part on the expansion of its operations and the effective management of these expanded operations. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving quality control and assurance, component supply and shortages of qualified personnel. Difficulties encountered by the Company in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operations.

COMPETITION

    The market for HTS instrumentation is highly competitive. The Company anticipates that competition will increase significantly as more biotechnology and pharmaceutical companies adopt HTS instruments as a drug discovery tool and as new companies enter the market with advanced technologies and products. The Company is competing in many areas, including HTS instruments, assay development and reagent sales. The Company competes with companies which directly market high throughput products. In addition, pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other research organizations are conducting research and developing products in various areas which compete with the Company's technology platform, either on their own or in collaboration with others. The Company's potential customers may assemble HTS systems by purchasing components from competitors. Further, certain companies offer screening services on a contract or collaborative basis, and these services could eliminate the need for a potential customer to purchase the Company's products. The Company's technological approaches may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of the Company's current or future competitors. Many of these competitors have greater financial and personnel resources, and more experience in research and development, sales and marketing and other areas than the Company.

INTELLECTUAL PROPERTY RISKS

    The Company's success will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company holds four U.S. patents. The Company has ten pending U.S. patent applications, five international patent applications and twenty provisional U.S. patent applications. To supplement its proprietary technology, the Company has licensed ten patents and one patent application from FluorRx pursuant to a June 1997 agreement, as amended. In October 1998, the Company exercised its option under this agreement on three more patent applications. Under this license, the Company obtained certain worldwide rights relating to FluorRx's FLARe technology. Certain of these rights have been licensed on an exclusive basis. Certain other rights have been licensed on a non-exclusive basis, and therefore could be or are licensed to third parties. In accordance with such agreement, the Company paid one-time fees as well as agreeing to pay royalties based on sales of its products that incorporate this technology. The license may be terminated in the event of a material breach by the Company. Furthermore, FluorRx may elect to convert the exclusive rights into non-exclusive rights in the event the Company fails to make certain minimum royalty payments. If FluorRx were to terminate the license due to a material breach of the license by the Company, the Company would lose the right to incorporate FLARe technology into its HTS products. In such event, the Company would be required to exclude FLARe technology from the Company's existing and future products and either license or internally develop alternative technologies. There can be no assurance that the Company would be able to license alternative technologies on commercially reasonable terms, or at all, or that the Company would be capable of internally developing such technologies. Furthermore, there can be no assurance that other companies may not independently develop technology with functionality similar or superior to the FLARe technology that does not or is claimed not to infringe the FLARe patents or that otherwise circumvents the technology licensed to the Company.

    The Company is aware of third party patents that contain issued claims that may cover certain aspects of the Company's reagent technologies. There can be no assurance that the Company will not be required to license any such patents to produce certain reagents, assay kits and related products or that such licenses would be available on commercially reasonable terms, if at all. Any action against the Company claiming damages and seeking to enjoin commercial activities relating to the affected technologies could subject the Company to potential liability for damages. The Company could incur substantial costs in defending patent infringement claims, obtaining patent licenses, engaging in interference and opposition proceedings or other challenges to its patent rights or intellectual property rights made by third parties, or in bringing such proceedings or enforcing any patent rights against third parties. The Company's inability to obtain necessary licenses or its involvement in proceedings concerning patent rights could have a material adverse effect on the business, financial condition and results of operations of the Company.

    The patent positions of bioanalytical product companies, including the Company, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, there can be no assurance that the patent applications of the Company or its licensor will result in patents being issued or that any issued patents will provide protection against competitive technologies or will be held valid if challenged or circumvented. Others may independently develop products similar to those of the Company or design around or otherwise circumvent patents issued to the Company. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. If the Company does not obtain the necessary licenses, it could be subject to litigation and encounter delays in product introductions while it attempts to design around such patents. Alternatively, the development, manufacture or sale of such products could be prevented. Litigation would result in significant costs to the Company as well as diversion of management time. Adverse determinations in any such proceedings could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company also relies on trade secret and copyright law, and employee and third-party nondisclosure agreements to protect its intellectual property rights in its products and technology. There can be no assurance that these agreements and measures will provide meaningful protection of the Company's trade secrets, copyrights, know-how, or other proprietary information in the event of any unauthorized use, misappropriation or disclosure or that others will not independently develop substantially equivalent proprietary technologies. Litigation to protect the Company's trade secrets or copyrights would result in significant costs to the Company as well as diversion of management time. Adverse determinations in any such proceedings or unauthorized disclosure of the Company's trade secrets could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. There can be no assurance that the Company will be able to protect its intellectual property in these markets.

GOVERNMENT REGULATION

    While the Company believes that none of the Company's HTS products will be regulated as medical devices or are otherwise subject to FDA regulation, the Company's clinical diagnostics products, including Luminometer, Q2000, Horizon and a microplate heater, are subject to FDA regulation as medical devices, as well as similar foreign regulation. The process of obtaining and maintaining required regulatory clearances and approvals and otherwise remaining in regulatory compliance in the United States and certain other countries is lengthy, expensive and uncertain. Although the Company has phased out production of Luminometer, Q2000 and the microplate heater, the Company will continue to manufacture Horizon on an OEM basis. Horizon is used in research and clinical laboratories to perform IVD tests, which are exempt from IDE requirements, including the need to obtain the FDA's prior approval, provided that, among other things, the testing is noninvasive, the product is not used as a diagnostic procedure without confirmation by another medically established test or procedure, and distribution controls are established to assure that IVDs distributed for research are used only for those purposes. To the Company's knowledge, its OEM customers have met these conditions. There can be no assurance that the FDA would agree that the OEM customers' distribution of the Company's clinical diagnostic products meet and have met the requirements for IDE exemption. Failure by the Company, its OEM customers or the recipients of the Company's clinical diagnostic products to comply with the IDE exemption requirements could result in enforcement action by the FDA, which could adversely affect the Company's or its OEM customers' ability to gain marketing clearance or approval of these products or could result in the recall of previously distributed products.

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

    In order to export its clinical diagnostics instruments, the Company maintains ISO 9001 certification and applies the CE mark to certain products that are exported, which subjects LJL's operations to periodic surveillance audits. While the Company believes it is currently in compliance with GMP regulations and ISO standards, there can be no assurance that the Company's operations will be found to comply with GMP regulations, ISO standards or other applicable legal requirements in the future or that the Company will not be required to incur substantial costs to maintain its compliance with existing or future manufacturing regulations, standards or other requirements. Any such noncompliance or increased cost of compliance could have a material adverse effect on the Company's business, results of operations and financial condition.

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

EMPLOYEES

    As of December 31, 1998, the Company had 73 employees, of which 11 are employed in manufacturing, 29 in research and development, and 33 in marketing, sales and administration. The Company's future success depends upon the continued service of its key scientific, technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

FACILITIES

    The Company's headquarters are located in Sunnyvale, California, and are comprised of approximately 25,000 square feet of office, research and development and manufacturing space. The Company's lease and subleases of these premises expire at various dates between April 30, 1999 and January 31, 2000. The lease of the 404 Tasman, Sunnyvale facility is renewable for an additional term of five years under certain conditions, while the Company has an option to extend the sublease of 405 Tasman, Sunnyvale facility for eight months, extending the lease through January 2000. The sublease of the 1170 Morse, Sunnyvale laboratory space converts into a month to month lease effective May 1999. The lease of office space for the Company's UK subsidiary in Leatherhead, Surrey, England converts into a quarter-to-quarter lease effective April 1999. As the Company hires additional research and development, administrative and marketing personnel, the Company plans either to lease additional space or to move its headquarters within the next 24 months in order to support its projected growth. The Company expects that additional space will be available on commercially reasonable terms.

ITEM 2.  PROPERTIES

    The Company has offices in Sunnyvale, California and Leatherhead, Surrey, England. These properties are described below:

                                                                                                       LEASE
        LOCATION           OWNERSHIP                           FACILITIES                            EXPIRATION
------------------------  -----------  ----------------------------------------------------------  --------------
404 Tasman Drive            Leased     Approximately 14,130 square feet of office and               1/31/2000(1)
Sunnyvale, CA 94089                      manufacturing space

405 Tasman Drive           Subleased   Approximately 9,600 square feet of office and                5/31/1999(2)
Sunnyvale, CA 94089                      manufacturing space

1170 Morse Avenue          Subleased   Approximately 830 square feet of laboratory space            4/30/1999(3)
Sunnyvale, CA 94089

Leatherhead, Surrey         Leased     Approximately 700 square feet of office space                4/30/1999(4)
England

------------------------

(1) Lease contains a five year renewal option and right of first refusal on an additional 10,000 square feet in the same building, if the current tenant does not renew.

(2) Option to extend the lease eight months, which will extend the lease through January 2000.

(3) Lease converts to a month to month lease effective May 1999.

(4) Lease converts to a quarter to quarter lease effective May 1999.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been included for quotation on the The Nasdaq under the Nasdaq symbol "LJLB" since the Company's initial public offering in March 1998. The following table sets forth, for the periods indicated, the range of high and low bid information for the Company's Common Stock as reported on the The Nasdaq for 1998.

FISCAL YEAR 1998                                                                   HIGH                  LOW
-------------------------------------------------------------------------  --------------------  --------------------
4(th) Quarter ending December 31, 1998...................................          3  3/8                2
3(rd) Quarter ending September 30, 1998..................................          5                     2  1/2
2(nd) Quarter ending June 30, 1998.......................................          7  1/8                4  7/8
1(st) Quarter ending March 31, 1998......................................          7  1/4                6  13/16

    As of December 31, 1998, there were approximately 94 holders of record of 10,524,493 shares of the Company's Common Stock. The number of record holders does not include those beneficial owners who hold shares in street or nominee names. When such beneficial owners are included, the Company believes the number of shareholders exceeds 400.

DIVIDEND POLICY

    Prior to June 1997, the Company operated as an S corporation for federal and state income tax purposes and distributed its taxable income to its stockholders in the form of dividends. Since June 1997, the Company has operated as a C corporation and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain all available funds and any future earnings for use in the operation of its business.

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

    From March 12, 1998 to December 31, 1998, the Company incurred the following expenses in connection with the offering:

Underwriting discounts and commissions..........................  $ 827,000
Other expenses..................................................    969,000
                                                                  ---------
  Total Expenses................................................  $1,796,000
                                                                  ---------
                                                                  ---------

All of such expenses were direct or indirect payments to others.

    The net offering proceeds to the Company through December 31, 1998, after deducting the total expenses above, were $12.8 million. From March 12, 1998 to December 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

Manufacturing, sales, marketing and administrative
  infrastructure...............................................  $4,204,000
Research and development activities............................   4,791,000
Working capital temporary investments:
  Inventories..................................................   1,173,000
  Short-term, investment grade, interest-bearing financial
    instruments................................................   2,652,000
                                                                 ----------
    Total......................................................  $12,820,000
                                                                 ----------
                                                                 ----------

    Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for each of the last five fiscal years has been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report and the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" contained in Item 8 of this report.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                     1998       1997       1996       1995       1994
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales..................................................  $   4,436  $   4,562  $   5,622  $   2,236  $   3,551
  Development agreements.........................................         --        642      3,663      2,915      2,659
                                                                   ---------  ---------  ---------  ---------  ---------
    Total revenues...............................................      4,436      5,204      9,285      5,151      6,210
                                                                   ---------  ---------  ---------  ---------  ---------
Costs and operating expenses:
  Product sales..................................................      2,487      2,319      2,755      1,174      1,581
  Research and development.......................................      5,472      3,511      2,384      1,740      1,810
  Selling, general and administrative............................      5,308      2,145      4,062      1,963      2,822
                                                                   ---------  ---------  ---------  ---------  ---------
    Total costs and operating expenses...........................     13,267      7,975      9,201      4,877      6,213
                                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) from operations....................................     (8,831)    (2,771)        84        274         (3)
Interest and other income, net...................................        629        237        181         87         59
Interest expense.................................................        (35)        (9)        (5)        (5)        (5)
                                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes..................     (8,237)    (2,543)       260        356         51
Provision for income taxes.......................................         --         12          2          4          7
                                                                   ---------  ---------  ---------  ---------  ---------
Net income (loss)................................................     (8,237)    (2,555)       258        352         44
Accretion of mandatorily redeemable convertible preferred stock
  redemption value...............................................       (254)      (636)        --         --         --
                                                                   ---------  ---------  ---------  ---------  ---------
Net income (loss) available to common stockholders...............  $  (8,491) $  (3,191) $     258  $     352  $      44
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Basic and diluted net income (loss) per share available to common
  stockholders (1)...............................................  $   (0.91) $   (0.71) $    0.06  $    0.08  $    0.01
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Shares used in computation of basic and diluted net income (loss)
  per share available to common stockholders (1).................      9,283      4,504      4,501      4,501      4,501
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Pro forma basic and diluted net loss per share (1)...............  $   (0.82)
                                                                   ---------
                                                                   ---------
Shares used in computation of pro forma basic and diluted net
  loss per share (1).............................................      9,997
                                                                   ---------
                                                                   ---------

                                                                                     DECEMBER 31,
                                                                   1998       1997       1996       1995       1994
                                                                ----------  ---------  ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and investments........................  $   10,204  $   5,525  $   1,166  $   1,773  $       3
Total assets..................................................      13,458      6,793      2,458      2,483      1,358
Mandatorily redeemable convertible preferred stock............          --      9,308         --         --         --
Retained earnings (accumulated deficit).......................     (12,241)    (3,750)      (226)        46          9
Total stockholders' equity (deficit)..........................      10,420     (3,795)      (187)        85         48

------------------------

(1) See Note 1 of "Notes to Consolidated Financial Statements" for a description of the computation of basic, diluted and pro forma per share amounts. Shares used in the pro forma computation reflect the assumed conversion of Preferred Stock into Common Stock at January 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's "Consolidated Financial Statements" contained in Item 8 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described below under "Additional Factors That May Affect Future Results".

OVERVIEW

    From inception in 1988 through 1991, the Company derived its revenues from the development of clinical diagnostics and research instruments for customers. Beginning in 1992, the Company began manufacturing and shipping these clinical diagnostics and research instruments to customers either for their internal use or for resale on an OEM basis.

    In the second half of 1996, the Company implemented a new strategic business model aimed at developing products for the emerging HTS market, which enables accelerated drug discovery, by leveraging its existing technology platform and product development and manufacturing expertise. In connection with this change in strategy, the Company shifted its focus from developing and manufacturing OEM clinical diagnostics and research products to developing, manufacturing and marketing its own products for HTS. As part of its shift in focus, the Company has de-emphasized its OEM development activities and has phased out production of all but one of its OEM instruments. However, the Company expects to support and may continue to manufacture products under its agreement with Ventana Medical Systems, Inc. ("Ventana") through 1999 and possibly beyond.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

    REVENUES. Total revenues were $4.4 million for the year ended December 31, 1998, as compared to $5.2 million for the year ended December 31, 1997, representing a decrease of $0.8 million or 15%. This decrease in revenues was due primarily to the significant decrease in revenues from OEM and development agreements, which made up all of the revenue reported in the year ended December 31, 1997, partially offset by shipments of the Company's first HTS products in 1998. LJL began shipping and recognizing revenue on its first HTS product, Analyst, in the second quarter of 1998, and its follow-on Ultra HTS product, Acquest, in the fourth quarter of 1998, reporting combined systems sales in excess of $4.0 million for the year ended December 31, 1998. No revenue was recognized under development agreements for the year ended December 31, 1998, as compared with $0.6 million recognized under development agreements for the year ended December 31, 1997. The decrease in revenues from OEM products and development agreements was due to the Company's decision in 1996 to focus its future efforts on development of a proprietary HTS product platform and not to pursue additional development or manufacturing agreements for OEM products. Revenue from OEM product sales was $0.4 million for the year ended December 31, 1998, as compared to $4.6 million for the year ended December 31, 1997, representing a decrease of $4.2 million. The decrease in OEM product revenue was due to the Company's increasing focus on its HTS products and the phasing out of the Luminometer (a microplate reader), the Q2000 (a clinical analyzer) and the microplate heater products. The Company will have a small amount of revenue from OEM product sales through 1999 but expects little or no OEM product sales in future periods beyond 1999. The Company expects little or no development revenue related to OEM products in future periods.

    COST OF PRODUCT SALES. Cost of product sales were $2.5 million for the year ended December 31, 1998, as compared to $2.3 million for the year ended December 31, 1997, representing an increase of $0.2 million or 7%. This increase was primarily due to the Company's transition in product mix from mature OEM products to its new line of HTS products. Gross profit, as a percentage of product sales, was 44% for the year ended December 31, 1998, as compared to 49% for the year ended December 31, 1997. This decrease was primarily the result of decreased absorption of manufacturing overhead resulting from low volumes of HTS unit sales early in 1998. The Company expects that gross profit as a percentage of product sales, will remain low for the next several years until sales volumes for the Analyst, Acquest and related products increase and the Company is able to spread its manufacturing costs over higher production levels.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $5.5 million for the year ended December 31, 1998, as compared to $3.5 million for the year ended December 31, 1997, representing an increase of $2.0 million or 56%. This increase was primarily due to increased costs associated with the development of the Company's HTS product platform, partially offset by a decrease in the level of research and development expenses incurred in connection with development agreements for OEM customers. The Company expects research and development expenditures to continue to increase in future periods to support the development of its HTS product line.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $5.3 million for the year ended December 31, 1998, as compared to $2.1 million for the year ended December 31, 1997, representing an increase of $3.2 million or 147%. This increase was primarily due to increases in marketing and sales expenses associated with the addition of sales and marketing personnel, as well as marketing expenses for the Analyst and Acquest, and other increases in general and administrative expenses which include the additional administrative costs of being a public company. The Company expects selling, general and administrative expenses to increase in future periods for the reasons described above.

    INTEREST INCOME, NET. Net interest income was $594,000 for the year ended December 31, 1998, as compared to $228,000 for the year ended December 31, 1997, representing an increase of $366,000. This increase was primarily due to interest earned on higher levels of invested cash, cash equivalents and investments in 1998, as compared to 1997, as a result of the receipt of the proceeds from the Company's IPO.

YEARS ENDED DECEMBER 31, 1997 AND 1996

    REVENUES. Total revenues were $5.2 million for the year ended December 31, 1997, as compared to $9.3 million for the year ended December 31, 1996 representing a decrease of $4.1 million or 44%. Revenue recognized under development agreements was $0.6 million for the year ended December 31, 1997, as compared with $3.7 million recognized under development agreements for the year ended December 31, 1996, representing a decrease of $3.0 million or 82%. This decrease in revenue recognized under development agreements was due primarily to the Company's decision in 1996 to focus its future efforts on internal development of a proprietary HTS product platform, the completion of its existing OEM development agreements (principally with CombiChem, Inc., which accounted for $1.7 million of the decrease), and its decision not to pursue additional development agreements. Revenue from OEM product sales was $4.6 million for the year ended December 31, 1997, as compared to $5.6 million for the year ended December 31, 1996, representing a decrease of $1.1 million or 19%. This decrease was due to the Company's increasing focus on its HTS products and the phasing out of the Luminometer (a microplate reader), the Q2000 (a clinical analyzer) and the microplate heater products.

    COST OF PRODUCT SALES. Cost of product sales were $2.3 million for the year ended December 31, 1997, as compared to $2.8 million for the year ended December 31, 1996, representing a decrease of $0.4 million or 16%. This was primarily due to decreased unit sales of the Luminometer product. Gross profit, as a percentage of product sales, was 49% for the year ended December 31, 1997, as compared to 51% for the year ended December 31, 1996. This decrease was primarily the result of decreased absorption of manufacturing overhead resulting from reduced unit sales in 1997.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $3.5 million for the year ended December 31, 1997, as compared to $2.4 million for the year ended December 31, 1996, representing an increase of $1.1 million or 47%. This increase was primarily due to a $2.4 million increase in costs associated with the development of the Company's HTS product platform, partially offset by a $1.3 million decrease in the level of research and development expenses incurred in connection with development agreements for OEM customers.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $2.1 million for the year ended December 31, 1997, as compared to $4.1 million for the year ended December 31, 1996, representing a decrease of $1.9 million or 47%. This decrease was primarily due to a $2.9 million decrease in the amount of S corporation distributions to the Company's stockholders as compensation due to the Company's change in tax status to a C corporation (the Company's stockholders paid S corporation taxes on their share of the Company's taxable income on their individual tax returns), which was partially offset by a $600,000 increase in marketing and sales expenses associated with the addition of sales and marketing personnel and HTS product marketing expenses and other increases in general and administrative expenses.

    INTEREST INCOME, NET. Net interest income was $228,000 for the year ended December 31, 1997, as compared to $176,000 for the year ended December 31, 1996, representing an increase of $52,000. This increase was primarily due to interest earned on higher levels of invested cash, cash equivalents and short-term investments in 1997, as compared to 1996, as a result of the receipt of the proceeds from the Company's private placement of mandatorily redeemable preferred stock.

INCOME TAXES

    Prior to June 1997, the Company had been taxed as an S corporation for federal and state income tax purposes. Under the Internal Revenue Code provisions regarding S corporations, the Company had not been subject to federal income taxes but had been subject to state income taxes at a reduced rate. As an S corporation, the Company's stockholders paid taxes on their share of the Company's taxable income in their individual tax returns. In June 1997, in connection with the Preferred Stock financing, the Company became subject to the C corporation provisions of the Internal Revenue Code pursuant to which the Company's earnings are taxed for federal and state income tax purposes at the corporate level. Through June 1997, the Company's profits were distributed to the Company's stockholders through a combination of compensation, which was treated as an expense in the Statement of Operations, and dividends. Future distributions are not expected. At December 31, 1998, the Company had net operating loss ("NOL") carryforwards of $11.4 million for federal income tax purposes, which expire from 2013 to 2014. A full valuation allowance has been provided for the NOL and all other deferred tax assets as management does not consider their realization more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, the Company had cash, cash equivalents and investments of $10.2 million, working capital of $7.1 million and an accumulated deficit of $12.2 million. The Company completed its initial public offering of its Common Stock in March 1998, raising approximately $12.2 million in cash, net of underwriting discounts and associated costs. In April 1998, the Company sold an additional 88,000 shares of Common Stock in connection with the exercise of an over-allotment option granted to the underwriters and received cash proceeds, net of underwriting commissions and associated costs, of approximately $0.6 million. Prior to its IPO, the Company satisfied its liquidity needs primarily through cash flows generated from operations, private sales of preferred stock, and to a lesser extent, from bank loans for equipment purchases and loans from stockholders.

    Net cash from operating activities has historically fluctuated based on the timing of receipt of customer deposits, working capital changes resulting from varying levels of manufacturing activities and fluctuations in the Company's net income (loss). Net cash used in operating activities totaled $8.1 million, $2.9 million and $10,000 during the years ended December 31, 1998, 1997 and 1996, respectively. The increase in net cash used in operations was primarily due to the Company's net losses for 1998 and 1997 of $8.2 million and $2.6 million, respectively. The increase was also attributable to the Company's reduced emphasis on development agreements and OEM manufacturing, which resulted in certain changes in working capital, including lower customer deposits, as well as by increased inventory and accounts receivable balances related to production and sales of the Company's new HTS line of products. The increase was partially offset by the Company's increased accruals which consist primarily of accrued employee costs, warranty accruals, accrued public company related expenses and accrued professional services, all of which are related to the Company going public, introducing its new HTS product line and increasing its headcount during 1998.

    Net cash from investing activities totaled $9.0 million, $0.4 million and $0.1 million during the years ended December 31, 1998, 1997 and 1996, respectively. This increase in 1998 was primarily due to the Company's net investment of $8.3 million in investment grade, interest-bearing financial instruments. These financial instruments, like all fixed income instruments, are subject to interest rate risk and may fluctuate in value if market interest rates fluctuate. The Company attempts to limit this exposure by primarily investing in short-term investments. The increases in net cash used in investing activities were also due to increases in equipment purchases during the years ended December 31, 1998 and 1997, primarily due to the purchase of additional equipment needed to develop and manufacture the Company's new HTS products.

    Net cash from financing activities totaled $13.4 million, $7.7 million and $(0.5) million during the years ended December 31, 1998, 1997 and 1996, respectively. The increase in net cash from financing activities for the year ended December 31, 1998, as compared to the same periods in 1997 and 1996, was primarily due to the Company's IPO and the related exercise of an over-allotment option granted to the underwriters, which raised approximately $12.8 million in cash, net of underwriting discounts and associated costs. The change in financing activities for the year ended December 31, 1997, as compared to the same period in 1996, was primarily due to the Company's private placement of mandatorily redeemable preferred stock, which raised approximately $8.7 million in cash. Net cash from financing activities for the years ended December 31, 1997 and 1996 also included $1.1 million and $0.5 million in S corporation distributions to the Company's stockholders.

    In February 1998, the Company entered into an equipment financing agreement that provides a $1.3 million line of credit that can be used to finance the purchases of equipment, computers and software necessary to support the Company's HTS development effort and additions to the marketing, sales and administrative infrastructure. At December 31, 1998, the Company had a line of credit obligation of $0.7 million.

    In June 1997, the Company entered into a development, license and sales agreement with FluorRx, Inc. ("FluorRx") under which it obtained worldwide rights to certain patented assay technologies. In August 1998, the Company amended certain terms of this agreement. Future minimum royalty payments due through 2003 under the agreement will amount to approximately $1.0 million in aggregate. The source of funds for these royalty payments is expected to be primarily the proceeds from the sale of HTS products developed by the Company pursuant to this agreement.

    On January 27, 1999, the Company raised net cash proceeds of $6.7 million in connection with a private placement of 2.0 million shares of unregistered restricted Common Stock. The terms of the sale require that the Company file a registration statement covering such shares by July 27, 1999.

    The Company may be required to raise substantial additional capital over a period of several years in order to develop and commercialize its products. The Company's future capital requirements will depend on numerous factors, including the costs associated with developing and commercializing its products, broadening its direct marketing and sales force, maintaining existing or entering into future licensing and distribution agreements, protecting intellectual property rights, building its reagents and assay kits business, expanding facilities and consummating possible future acquisitions of technologies, products or businesses. The Company believes that its cash, cash equivalents and investments, combined with cash to be generated from operations, will be sufficient to fund operations for at least the next twelve months.

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

IMPACT OF YEAR 2000

    The Company has established a Year 2000 Program to address certain Year 2000 issues. This program focuses on four key areas of readiness: 1) Internal Infrastructure Readiness, addressing internal hardware and software, including both information and non-information technology systems; 2) Supplier Readiness, addressing the preparedness of suppliers providing material incorporated into the Company's products; 3) Product Readiness, addressing product functionality; and 4) Customer Readiness, addressing customer support and transactional activity. For each readiness area, the Company is systematically performing risk assessment, conducting testing, repairing Year 2000 issues, developing contingency plans to mitigate unknown risks, and communicating Year 2000 information to employees, suppliers, customers and other third parties.

    INTERNAL INFRASTRUCTURE READINESS. The Company has completed an assessment of its internal software applications and information technology hardware and has commenced work on testing and repairs. Readiness activities are intended to encompass all major categories of software applications in use by the Company, including those used for manufacturing, engineering, sales, finance, and human resources; as well as hardware, including hubs, routers, telecommunication equipment, workstations and other items; and non-information technology systems, including embedded systems, facilities and other operations, such as financial, banking, security and utility systems. At December 31, 1998, approximately 50 percent of the Company's mission critical internal infrastructure has either been tested and determined to be Year 2000 ready or is undergoing testing but is believed to be Year 2000 ready based on representations by the supplier. Testing and repair activity is scheduled for completion by July 31, 1999. Although the Company has not yet found any significant mission critical software applications which require repair, any repairs that may yet be found to be required are expected to be completed by July 31, 1999.

    SUPPLIER READINESS. This area focuses on minimizing two components of risk associated with suppliers: 1) a supplier's product integrity; and 2) a supplier's business capability to continue providing products and services. The Company has identified and contacted key suppliers regarding their relative risks in these two components. To date, the Company has received responses from approximately 70 percent of its key suppliers, who indicate that the products provided to the Company are Year 2000 compliant. In addition, the key suppliers have indicated they are in the process of developing or executing repair plans to address Year 2000 issues which may affect their ability to continue providing products and services to the Company. The Company's assessment of its key suppliers Year 2000 readiness, and testing and repair of any Year 2000 compliance issues, are scheduled to be completed by July 31, 1999.

    PRODUCT READINESS. This area focuses on identifying and resolving Year 2000 issues existing in the Company's products. This area encompasses a number of activities, including testing, evaluation, engineering and manufacturing implementation. The Company has completed a Year 2000 readiness assessment for its current generation of released products based upon a series of industry-recognized testing parameters and has determined that these products are Year 2000 ready.

    CUSTOMER READINESS. This area focuses on customer readiness as it relates to LJL's responsibility to provide customer support, including retrofitting products as well as providing other services to the Company's customers. Primarily due to the Company's product readiness efforts regarding its current generation of released products, the Company has completed its assessment of Year 2000 risk in this area and has determined there are no issues to address.

    SUMMARY. If required, the Company will formulate contingency plans by September 30, 1999, for those software applications, hardware and non-information technology systems found to not be Year 2000 ready. It is not anticipated that contingency plans will be needed for the Company's mission critical software applications, hardware and non-information technology systems, nor does the Company expect that contingency plans will be needed for its current generation of released products. It is not known at this point if contingency plans will be needed for its key suppliers who have not yet responded to the Company's request regarding their Year 2000 readiness.

    The Company believes the overall cost to address Year 2000 issues will not be material; however, since the Company is continually testing and making necessary repairs, it may be necessary to reassess this estimate over time.

    Due to the inherent uncertainty surrounding the Year 2000 issue, the Company cannot anticipate all of the possible problems that may occur. Adverse consequences from Year 2000 issues may materially affect the Company's warranty liability, the value of capitalized software applications, hardware and non-information technology systems, the carrying value of its inventory, as well as the Company's financial condition, results of operation and cash flows. Year 2000 readiness problems could also subject the Company to litigation which may include consequential damages.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

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

NEW BUSINESS STRATEGY; NEW AND UNDEFINED MARKET FOR HTS PRODUCTS

    In the second half of 1996, the Company implemented a new strategic business model to develop products for the HTS market. In connection with this change in strategy, the Company shifted its focus from developing and manufacturing clinical diagnostic and research products on an original equipment manufacturing ("OEM") basis to developing, manufacturing and marketing products for the HTS market. As a result, the Company's historical operating and financial performance is generally not indicative of future financial and business results. The Company incurred operating losses for the years ended December 31, 1998 and 1997 as a result of its change in business strategy and anticipates that it may continue to incur losses for at least the next several years, due to the substantial increases in expenditures necessary to develop and commercialize the Company's HTS products. The Company began commercial shipments of its first HTS instrument, the Analyst, in the second quarter of 1998. Accordingly, the Company is subject to the risks inherent in the operation of a new business, such as the failure to develop an effective sales, marketing and distribution channel, failure to achieve market acceptance and demand for its HTS products, failure to implement commercial scale-up of developed HTS products and failure to attract and retain key personnel. Furthermore, the HTS market is new and undefined, and the use of HTS by pharmaceutical and biotechnology companies is limited. Demand for the Company's HTS products will depend upon the extent to which pharmaceutical and biotechnology companies adopt HTS as a drug discovery tool. If HTS does not become a widely used method in drug discovery, demand for the Company's products will not develop as the Company currently expects or at all. The lack of demand for the Company's HTS products would have a material adverse effect on the Company's business, financial condition and results of operations.

EARLY STAGE OF INSTRUMENT DEVELOPMENT

    The Company's success will depend on its ability to develop and commercialize its HTS and Ultra HTS instruments. The Company began commercial shipments of its first HTS instrument, the Analyst, in the second quarter of 1998. The Company had not previously developed or commercialized products for the HTS market. The successful implementation and operation of the Company's HTS products is a complex process requiring the integration of, among other technologies, advanced optics, electronics, robotics, microfluidics, fluorescence detector technologies and software and information systems. Even if Analyst, Acquest and the Company's other HTS products appear promising at commercial launch, they may not achieve market acceptance. In addition, the Company's HTS or Ultra HTS instruments may be difficult or uneconomical to produce, fail to achieve expected performance levels, have a price level that is unacceptable in the industry or be precluded from commercialization by the proprietary rights of others or other competitive forces. There can be no assurance that the Company will be able to successfully manufacture and market the Analyst, Acquest or any of the Company's other products on a timely basis, achieve anticipated performance levels or throughputs, gain industry acceptance of the Company's products or develop a profitable business. The failure to achieve any of these objectives would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH THE DEVELOPMENT AND COMMERCIALIZATION OF REAGENTS AND
  ASSAY KITS

    The Company expects in the future that a substantial portion of its revenues may be derived from the sale of reagents and assay kits. The Company has limited experience in the development, manufacture and marketing of reagents or assay kits, only recently introducing its first reagents, TKX, in July 1998. The Company intends to continue to license assay technologies from third parties and to develop reagents and assay kits internally. There can be no assurance that the Company will succeed in licensing any additional assay technologies on acceptable terms, if at all, or that it will successfully commercialize any reagents that it licenses. In addition, the Company is internally developing reagents and assay kits, but has limited experience in this area. There can be no assurance that the Company will successfully develop additional reagents or assay kits internally or that any reagents or assay kits will achieve market acceptance. As sales volumes increase, the Company intends to outsource the manufacture of reagents and assays kits. There can be no assurance that the Company will be able to enter into agreements with third parties for the manufacture of reagents and assay kits on terms commercially favorable to the Company or at all. In addition, the Company intends to sell reagents and assay kits to purchasers of HTS and Ultra HTS instruments, including the Analyst and Acquest. There can be no assurance that sales of the Analyst and Acquest will be sufficient to support this strategy. A failure to achieve commercial acceptance of its reagents and assay kits would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company intends to market its HTS and Ultra HTS products in certain international markets through distributors. Other than Japan, the Company does not currently have distributors in any international markets, and there can be no assurance that the Company will be able to engage qualified distributors. Such distributors may fail to satisfy financial or contractual obligations to the Company, fail to adequately market the Company's products, cease operations with little or no notice to the Company or offer, design, manufacture or promote competing product lines. The failure to develop and maintain effective distribution channels could have a material adverse effect on the Company's business, financial condition and results of operations.

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

CONCENTRATION OF HTS AND ULTRA HTS MARKET

    The market for HTS and Ultra HTS products is highly concentrated, with approximately 50 large pharmaceutical companies operating a substantial portion of the Company's targeted drug discovery laboratories. Accordingly, the Company expects a relatively small number of customers will continue to account for a substantial portion of its revenues. The Company faces risks associated with a highly concentrated customer base as it sells its HTS products, including the failure to establish or maintain relationships within a limited customer pool, or substantial financial difficulties or decreased capital spending by its customers, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

LENGTHY SALES CYCLES

    The sale of HTS and Ultra HTS products typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycle associated with the Company's products is expected to be lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control. Due to this lengthy and unpredictable sales cycle, the Company's operating results could fluctuate significantly from quarter to quarter.

MANUFACTURING RISK

    The Company is only producing Analyst and Acquest in limited quantities, and has not yet manufactured other products in significant quantities. The Company may encounter difficulties in scaling up production of its HTS products due to, among other things, quality control and assurance, component supply and availability of qualified personnel. There can be no assurance that, even if successfully developed and introduced to market, any of the Company's products can be manufactured in sufficient quantities while meeting quality control standards or at acceptable cost. Difficulties encountered by the Company in the manufacturing scale-up of Analyst, Acquest and other HTS products could have a material adverse effect on its business, financial condition and results of operations.

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

ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

    As of December 31, 1998, the Company had an accumulated deficit of approximately $12.2 million. The Company's expansion of its operations and continued development of its HTS products will require a substantial increase in sales, marketing and research and development expenditures for at least the next several years. As a result, the Company expects to incur operating losses for the next several years. The Company's profitability will depend on its ability to successfully develop and commercialize its HTS products. Accordingly, the extent of future losses and the time required to achieve profitability, if achieved at all, is highly uncertain. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

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

RISK OF INTERNATIONAL SALES AND OPERATIONS

    The Company expects that international sales will account for a significant portion of the Company's total revenues in the future. International sales and operations are subject to a number of risks, including the imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability or conflicts, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, problems in establishing or managing distributor relationships and general economic conditions. In addition, as the Company expands its international operations, it may be required to invoice its sales in local currencies. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OF TECHNOLOGIES AND BUSINESSES

    The Company may acquire certain technologies, products or businesses to broaden the scope of its existing and planned product lines and technologies. Such acquisitions would expose the Company to the risks associated with the assimilation of new technologies, operations, sites and personnel, the diversion of resources from the Company's existing business and technologies, the inability to generate revenues to offset associated acquisition costs, the maintenance of uniform standards, controls, and procedures and the impairment of relationships with employees and customers as a result of any integration of new management personnel. Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt or additional expenses associated with the amortization of acquired intangible assets or potential businesses. The Company's failure to successfully address such risks could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY RISKS

    The Company's success will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company holds four U.S. patents. The Company has ten pending U.S. patent applications, five international patent applications and twenty provisional U.S. patent applications. To supplement its proprietary technology, the Company has licensed ten patents and one patent application from FluorRx pursuant to a June 1997 agreement, as amended. In October 1998, the Company exercised its option under this agreement on three more patent applications. Under this license, the Company obtained certain worldwide rights relating to FluorRx's FLARe technology. Certain of these rights have been licensed on an exclusive basis. Certain other rights have been licensed on a non-exclusive basis, and therefore could be or are licensed to third parties. In accordance with such agreement, the Company paid one-time fees as well as agreeing to pay royalties based on sales of its products that incorporate this technology. The license may be terminated in the event of a material breach by the Company. Furthermore, FluorRx may elect to convert the exclusive rights into non-exclusive rights in the event the Company fails to make certain minimum royalty payments. If FluorRx were to terminate the license due to a material breach of the license by the Company, the Company would lose the right to incorporate FLARe technology into its HTS products. In such event, the Company would be required to exclude FLARe technology from the Company's existing and future products and either license or internally develop alternative technologies. There can be no assurance that the Company would be able to license alternative technologies on commercially reasonable terms, or at all, or that the Company would be capable of internally developing such technologies. Furthermore, there can be no assurance that other companies may not independently develop technology with functionality similar or superior to the FLARe technology that does not or is claimed not to infringe the FLARe patents or that otherwise circumvents the technology licensed to the Company.

    The Company is aware of third party patents that contain issued claims that may cover certain aspects of the Company's reagent technologies. There can be no assurance that the Company will not be required to license any such patents to produce certain reagents, assay kits and related products or that such licenses would be available on commercially reasonable terms, if at all. Any action against the Company claiming damages and seeking to enjoin commercial activities relating to the affected technologies could subject the Company to potential liability for damages. The Company could incur substantial costs in defending patent infringement claims, obtaining patent licenses, engaging in interference and opposition proceedings or other challenges to its patent rights or intellectual property rights made by third parties, or in bringing such proceedings or enforcing any patent rights against third parties. The Company's inability to obtain necessary licenses or its involvement in proceedings concerning patent rights could have a material adverse effect on the business, financial condition and results of operations of the Company.

    The patent positions of bioanalytical product companies, including the Company, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, there can be no assurance that the patent applications of the Company or its licensor will result in patents being issued or that any issued patents will provide protection against competitive technologies or will be held valid if challenged or circumvented. Others may independently develop products similar to those of the Company or design around or otherwise circumvent patents issued to the Company. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. If the Company does not obtain the necessary licenses, it could be subject to litigation and encounter delays in product introductions while it attempts to design around such patents. Alternatively, the development, manufacture or sale of such products could be prevented. Litigation would result in significant costs to the Company as well as diversion of management time. Adverse determinations in any such proceedings could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company also relies on trade secret and copyright law, and employee and third-party nondisclosure agreements to protect its intellectual property rights in its products and technology. There can be no assurance that these agreements and measures will provide meaningful protection of the Company's trade secrets, copyrights, know-how, or other proprietary information in the event of any unauthorized use, misappropriation or disclosure or that others will not independently develop substantially equivalent proprietary technologies. Litigation to protect the Company's trade secrets or copyrights would result in significant costs to the Company as well as diversion of management time. Adverse determinations in any such proceedings or unauthorized disclosure of the Company's trade secrets could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. There can be no assurance that the Company will be able to protect its intellectual property in these markets.

GOVERNMENT REGULATION

    While the Company believes that none of the Company's HTS and Ultra HTS products will be regulated as medical devices or otherwise subject to FDA regulation, the Company's clinical diagnostics products, including the Luminometer, Q2000, Horizon and a microplate heater, are subject to FDA regulation as medical devices, as well as similar foreign regulation. The process of obtaining and maintaining required regulatory clearances and approvals and otherwise remaining in regulatory compliance in the United States and certain other countries is lengthy, expensive and uncertain. Although the Company has phased out production of the Luminometer, Q2000 and the microplate heater, the Company may continue to manufacture the Horizon on an OEM basis during 1999 and possibly beyond. The Horizon is used in research and clinical laboratories to perform in vitro diagnostic ("IVD") tests, which are exempt from investigational device exemption ("IDE") requirements, including the need to obtain the FDA's prior approval, provided that, among other things, the testing is noninvasive, the product is not used as a diagnostic procedure without confirmation by another medically established test or procedure, and distribution controls are established to assure that IVDs distributed for research are used only for those purposes. To the Company's knowledge, its OEM customers have met these conditions. There can be no assurance that the FDA would agree that the OEM customers' distribution of the Company's clinical diagnostic products meet and have met the requirements for IDE exemption. Failure by the Company, its OEM customers or the recipients of the Company's clinical diagnostic products to comply with the IDE exemption requirements could result in enforcement action by the FDA, which could adversely affect the Company's or its OEM customers' ability to gain marketing clearance or approval of these products or could result in the recall of previously distributed products.

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

IMPACT OF YEAR 2000

    The Company has established a Year 2000 Program to address certain Year 2000 issues. This program focuses on four key areas of readiness: 1) Internal Infrastructure Readiness, addressing internal hardware and software, including both information and non-information technology systems; 2) Supplier Readiness, addressing the preparedness of suppliers providing material incorporated into the Company's products; 3) Product Readiness, addressing product functionality; and 4) Customer Readiness, addressing customer support and transactional activity. For each readiness area, the Company is systematically performing risk assessment, conducting testing, repairing Year 2000 issues, developing contingency plans to mitigate unknown risks, and communicating Year 2000 information to employees, suppliers, customers and other third parties.

    INTERNAL INFRASTRUCTURE READINESS. The Company has completed an assessment of its internal software applications and information technology hardware and has commenced work on testing and repairs. Readiness activities are intended to encompass all major categories of software applications in use by the Company, including those used for manufacturing, engineering, sales, finance, and human resources; as well as hardware, including hubs, routers, telecommunication equipment, workstations and other items; and non-information technology systems, including embedded systems, facilities and other operations, such as financial, banking, security and utility systems. At December 31, 1998, approximately 50 percent of the Company's mission critical internal infrastructure has either been tested and determined to be Year 2000 ready or is undergoing testing but is believed to be Year 2000 ready based on representations by the supplier. Testing and repair activity is scheduled for completion by July 31, 1999. Although the Company has not yet found any significant mission critical software applications which require repair, any repairs that may yet be found to be required are expected to be completed by July 31, 1999.

    SUPPLIER READINESS. This area focuses on minimizing two components of risk associated with suppliers: 1) a supplier's product integrity; and 2) a supplier's business capability to continue providing products and services. The Company has identified and contacted key suppliers regarding their relative risks in these two components. To date, the Company has received responses from approximately 70 percent of its key suppliers, who indicate that the products provided to the Company are Year 2000 compliant. In addition, the key suppliers have indicated they are in the process of developing or executing repair plans, if needed, to address Year 2000 issues which may affect their ability to continue providing products and services to the Company. The Company's assessment of its key suppliers Year 2000 readiness, and testing and repair of any Year 2000 compliance issues, are scheduled to be completed by July 31, 1999.

    PRODUCT READINESS. This area focuses on identifying and resolving Year 2000 issues existing in the Company's products. This area encompasses a number of activities, including testing, evaluation, engineering and manufacturing implementation. The Company has completed a Year 2000 readiness assessment for its current generation of released products based upon a series of industry-recognized testing parameters and has determined that these products are Year 2000 ready.

    CUSTOMER READINESS. This area focuses on customer readiness as it relates to LJL's responsibility to provide customer support, including retrofitting products as well as providing other services to the Company's customers. Primarily due to the Company's product readiness efforts regarding its current generation of released products, the Company has completed its assessment of Year 2000 risk in this area and has determined there are no issues to address.

    SUMMARY. If required, the Company will formulate contingency plans by September 30, 1999, for those software applications, hardware and non-information technology systems found to not be Year 2000 ready. It is not anticipated that contingency plans will be needed for the Company's mission critical software applications, hardware and non-information technology systems, nor does the Company expect that contingency plans will be needed for its current generation of released products. It is not known at this point if contingency plans will be needed for key suppliers.

    The Company believes the overall cost to address Year 2000 issues will not be material; however, since the Company is continually testing and making necessary repairs, it may be necessary to reassess this estimate over time.

    Due to the inherent uncertainty surrounding the Year 2000 issue, the Company cannot anticipate all of the possible problems that may occur. Adverse consequences from Year 2000 issues may materially affect the Company's warranty liability, the value of capitalized software applications, hardware and non-information technology systems, the carrying value of its inventory, as well as the Company's financial condition, results of operation and cash flows. Year 2000 readiness problems could also subject the Company to litigation which may include consequential damages.

EURO CONVERSION

    On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between each of their existing sovereign currencies and the Single European Currency ("Euro"). The participating countries adopted the Euro as their common legal currency on that date, with a transition period through January 1, 2002 regarding certain elements of the Euro change. The Company does not expect the transition to, or use of, the Euro to materially or adversely affect its business, financial condition or results of operation.

FUTURE FLUCTUATIONS IN OPERATING RESULTS

    The Company's future operating results are likely to fluctuate substantially from year to year and quarter to quarter. The degree of fluctuation will depend on a number of factors, including the timing and level of sales, the mix of products sold through direct sales channels and third party distributors, and any change in the product mix among the Company's existing and planned product lines. Such fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. Because a significant portion of the Company's business is expected to be derived from orders placed by a limited number of large customers, variations in the timing of such orders could cause significant fluctuations in the Company's operating results. Other factors that may result in fluctuations in operating results include industry acceptance of HTS and Ultra HTS as a drug discovery tool, market acceptance of the Company's products, the timing of new product announcements and the introduction of new products and new technologies by the Company or its competitors, delays in research and development of new products, increased research and development expenses, increased marketing and sales expenses associated with the implementation of the Company's direct marketing efforts, availability and cost of component parts from its suppliers, competitive pricing pressures, and developments with respect to regulatory matters. In connection with future introductions of new products, the Company may be required to establish or increase reserves or record charges for inventory obsolescence in connection with unsold inventory, if any, of older generations of products.

    The Company's expenditures for research and development, selling and marketing and general and administrative functions are based in part on future revenue projections. The Company may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues, which may have a material adverse effect on the Company's business, financial condition and results of operations. The Company may be required to reduce prices in response to competitive pressures or other factors or increase spending to pursue new market opportunities. Any decline in the average selling price of a product which is not offset by a reduction in product costs or by sales of other products with higher gross margins would decrease the Company's overall gross profit and adversely affect the Company's business, financial condition and results of operations. In addition, the Company's operating results may vary from the expectations of public market analysts and investors, and, as a result, the price of the Common Stock would be materially and adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion about the Company's market risk disclosures contains forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. LJL is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

    INTEREST RATE SENSITIVITY. The fair value of the Company's investments in marketable securities at December 31, 1998 was $8.4 million. LJL's strategy to reduce investment risk is to primarily invest its marketable securities in short-term marketable securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. The remainder of the Company's marketable securities portfolio is invested in marketable securities with maturity dates of eighteen months or less. The Company diversifies its marketable securities portfolio by investing in multiple types of investment grade securities. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

    FOREIGN CURRENCY EXCHANGE RISK. The Company has a wholly owned UK subsidiary, which exposes the Company to foreign currency exchange risk. In order to reduce the risk from fluctuation in foreign currency exchange rates, the Company's UK subsidiary uses the U.S. dollar as its functional currency; however, its UK subsidiary does bill its customers in the currency of the customer's country. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for property and equipment, which is translated at historical exchange rates. Revenue and expenses are translated at average exchange rates in effect during each period. Gains or losses from foreign currency transactions are included in net income
(loss) and were not material. The Company has not entered into any currency hedging activities.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:

                                                                                                               PAGE
                                                                                                             ---------
              Report of Independent Accountants............................................................     32

              Consolidated Balance Sheet at December 31, 1998 and 1997.....................................     33

              Consolidated Statement of Operations for the Years Ended December 31, 1998, 1997 and 1996....     34

              Consolidated Statement of Stockholders' Equity (Deficit) for the Years Ended December 31,
                1998, 1997 and 1996........................................................................     35

              Consolidated Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996....     36

              Notes to Consolidated Financial Statements...................................................     37

 Schedules:
     II       Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996.......     54

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LJL BioSystems, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of LJL BioSystems, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 15, 1999, except as to Note 11, which is as of January 27, 1999

                              LJL BIOSYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                             DECEMBER 31,
                                                                                     -----------------------------
                                                                                          1998           1997
                                                                                     --------------  -------------
ASSETS

Current assets:
  Cash and cash equivalents........................................................  $    1,831,000  $   5,525,000
  Short-term investments...........................................................       5,510,000             --
  Accounts receivable, net.........................................................         840,000         59,000
  Inventories......................................................................       1,173,000        283,000
  Other current assets.............................................................         262,000        484,000
                                                                                     --------------  -------------
      Total current assets.........................................................       9,616,000      6,351,000

Property and equipment, net........................................................         789,000        442,000
Investments........................................................................       2,863,000             --
Loan receivable from related party.................................................         190,000             --
                                                                                     --------------  -------------
                                                                                     $   13,458,000  $   6,793,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
  PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable.................................................................  $      508,000  $     681,000
  Accrued expenses.................................................................       1,801,000        360,000
  Customer deposits................................................................          19,000        153,000
  Current portion of long-term debt................................................         168,000         46,000
                                                                                     --------------  -------------
      Total current liabilities....................................................       2,496,000      1,240,000

Long-term debt, net of current portion.............................................         542,000         40,000
                                                                                     --------------  -------------
      Total liabilities............................................................       3,038,000      1,280,000
                                                                                     --------------  -------------
Mandatorily redeemable convertible preferred stock; $0.001 par value; 7,400,000 shares authorized at December 31, 1997; 3,621,503 shares issued and outstanding
  at December 31, 1997; $21,543,000 redemption value at December 31, 1997..........              --      9,308,000
                                                                                     --------------  -------------

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
  Common stock; $0.001 par value; 50,000,000 and 19,000,000 shares authorized at
    December 31, 1998 and 1997, respectively; 10,524,493 and 4,583,750 shares
    issued and outstanding at December 31, 1998 and 1997, respectively.............          11,000          5,000
  Additional paid-in capital.......................................................      23,258,000        705,000
  Deferred stock compensation......................................................        (614,000)      (755,000)
  Accumulated other comprehensive income...........................................           6,000             --
  Accumulated deficit..............................................................     (12,241,000)    (3,750,000)
                                                                                     --------------  -------------
      Total stockholders' equity (deficit).........................................      10,420,000     (3,795,000)
                                                                                     --------------  -------------
                                                                                     $   13,458,000  $   6,793,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              LJL BIOSYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                            1998           1997           1996
                                                                        -------------  -------------  ------------
Revenues:
  Product sales.......................................................  $   4,436,000  $   4,562,000  $  5,622,000
  Development agreements..............................................             --        642,000     3,663,000
                                                                        -------------  -------------  ------------
      Total revenues..................................................      4,436,000      5,204,000     9,285,000
                                                                        -------------  -------------  ------------
Costs and operating expenses:
  Product sales.......................................................      2,487,000      2,319,000     2,755,000
  Research and development............................................      5,472,000      3,511,000     2,384,000
  Selling, general and administrative.................................      5,308,000      2,145,000     4,062,000
                                                                        -------------  -------------  ------------
      Total costs and operating expenses..............................     13,267,000      7,975,000     9,201,000
                                                                        -------------  -------------  ------------
Income (loss) from operations.........................................     (8,831,000)    (2,771,000)       84,000
Interest and other income, net........................................        629,000        237,000       181,000
Interest expense......................................................        (35,000)        (9,000)       (5,000)
                                                                        -------------  -------------  ------------
Income (loss) before provision for income taxes.......................     (8,237,000)    (2,543,000)      260,000
Provision for income taxes............................................             --         12,000         2,000
                                                                        -------------  -------------  ------------
Net income (loss).....................................................     (8,237,000)    (2,555,000)      258,000
Accretion of mandatorily redeemable convertible preferred stock
  redemption value....................................................       (254,000)      (636,000)           --
                                                                        -------------  -------------  ------------
Net income (loss) available to common stockholders....................  $  (8,491,000) $  (3,191,000) $    258,000
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
Basic and diluted net income (loss) per share available to common
  stockholders........................................................  $       (0.91) $       (0.71) $       0.06
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------

Pro forma basic and diluted net loss per share........................  $       (0.82)
                                                                        -------------
                                                                        -------------
Shares used in computation of basic and diluted net income (loss) per
  share available to common stockholders..............................      9,283,076      4,503,969     4,500,500
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
Shares used in computation of pro forma basic and diluted net loss per
  share...............................................................      9,997,316
                                                                        -------------
                                                                        -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              LJL BIOSYSTEMS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      ACCUMULATED      RETAINED       TOTAL
                                       COMMON STOCK       ADDITIONAL    DEFERRED         OTHER         EARNINGS    STOCKHOLDERS'
                                  ----------------------   PAID-IN        STOCK      COMPREHENSIVE   (ACCUMULATED     EQUITY
                                   SHARES      AMOUNT      CAPITAL    COMPENSATION       INCOME        DEFICIT)     (DEFICIT)
                                  ---------  -----------  ----------  -------------  --------------  ------------  ------------
Balance at December 31, 1995....  4,500,500   $   5,000   $   34,000      $     --         $    --    $   46,000    $   85,000
S corporations dividends paid...         --          --           --            --              --      (530,000)     (530,000)
Net income......................         --          --           --            --              --       258,000       258,000
                                  ---------  -----------  ----------  -------------  --------------  ------------  ------------
Balance at December 31, 1996....  4,500,500       5,000       34,000            --              --      (226,000)     (187,000)
S corporation dividends paid....         --          --           --            --              --    (1,075,000)   (1,075,000)
Transfer of S corporation
  accumulated deficit (Note
  1)............................         --          --     (742,000)           --              --       742,000            --
Issuance of common stock upon
  exercise of restricted stock
  purchase rights...............     45,000          --       90,000            --              --            --        90,000
Issuance of common stock upon
  exercise of stock options.....     38,250          --        4,000            --              --            --         4,000
Accretion of mandatorily
  redeemable convertible
  preferred stock redemption
  value.........................         --          --           --            --              --      (636,000)     (636,000)
Deferred compensation related to
  certain stock options and
  restricted stock..............         --          --      772,000      (772,000)             --            --            --
Stock compensation expense......         --          --      547,000        17,000              --            --       564,000
Net loss........................         --          --           --            --              --    (2,555,000)   (2,555,000)
                                  ---------  -----------  ----------  -------------  --------------  ------------  ------------
Balance at December 31, 1997....  4,583,750       5,000      705,000      (755,000)             --    (3,750,000)   (3,795,000)
Accretion of mandatorily
  redeemable convertible
  preferred stock redemption
  value.........................         --          --           --            --              --      (254,000)     (254,000)
Conversion of mandatorily
  redeemable convertible
  preferred stock...............  3,621,503       4,000    9,559,000            --              --            --     9,563,000
Issuance of common stock upon
  initial public offering.......  2,088,000       2,000   12,818,000            --              --            --    12,820,000
Issuance of common stock upon
  exercise of stock options.....    216,578          --       78,000            --              --            --        78,000
Purchases under Employee Stock
  Purchase Plan.................     14,662          --       64,000            --              --            --        64,000
Deferred compensation related to
  certain stock options and
  restricted stock grants.......         --          --       34,000       (34,000)             --            --            --
Stock compensation expense......         --          --           --       175,000              --            --       175,000
Comprehensive income:
  Foreign currency translation
    adjustment..................         --          --           --            --         (11,000)           --       (11,000)
  Unrealized gains on
    investments.................         --          --           --            --          17,000            --        17,000
Net loss........................         --          --           --            --              --    (8,237,000)   (8,237,000)
                                  ---------  -----------  ----------  -------------  --------------  ------------  ------------
Balance at December 31, 1998....  10,524,493  $  11,000   $23,258,000    $(614,000)        $ 6,000   ($12,241,000)  $10,420,000
                                  ---------  -----------  ----------  -------------  --------------  ------------  ------------
                                  ---------  -----------  ----------  -------------  --------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              LJL BIOSYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                            1998           1997           1996
                                                                       --------------  -------------  ------------
Cash flows from operating activities:
  Net income (loss)..................................................  $   (8,237,000) $  (2,555,000) $    258,000
  Adjustments to reconcile net income (loss) to net cash used in operating activities:............................................
    Depreciation and amortization....................................         296,000        138,000        63,000
    Stock compensation expense.......................................         175,000        564,000            --
    Changes in assets and liabilities:
      Accounts receivable, net.......................................        (781,000)       338,000       (48,000)
      Inventories....................................................        (890,000)       390,000      (436,000)
      Other current assets...........................................         222,000       (413,000)      (68,000)
      Accounts payable...............................................        (173,000)       448,000       106,000
      Accrued expenses...............................................       1,441,000        (36,000)      110,000
      Customer deposits..............................................        (134,000)    (1,790,000)        5,000
                                                                       --------------  -------------  ------------
        Net cash used in operating activities........................      (8,081,000)    (2,916,000)      (10,000)
                                                                       --------------  -------------  ------------
Cash flows used in investing activities:
  Purchases of property and equipment................................        (643,000)      (429,000)      (93,000)
  Purchases of investments...........................................     (14,762,000)            --            --
  Proceeds from sales and maturities of investments..................       6,406,000             --            --
                                                                       --------------  -------------  ------------
        Net cash used in financing activities........................      (8,999,000)      (429,000)      (93,000)
                                                                       --------------  -------------  ------------
Cash flows from financing activities:
  Proceeds from borrowings...........................................         785,000         13,000        26,000
  Repayments of borrowings...........................................        (161,000)            --            --
  Proceeds from issuance of long-term note receivable to related
    party............................................................        (190,000)            --            --
  Proceeds from issuance of mandatorily redeemable convertible
    preferred stock, net.............................................              --      8,672,000            --
  Proceeds from issuance of common stock, net........................      12,962,000         94,000            --
  Payment of S corporation dividends.................................              --     (1,075,000)     (530,000)
                                                                       --------------  -------------  ------------
        Net cash provided by (used in) financing activities..........      13,396,000      7,704,000      (504,000)
                                                                       --------------  -------------  ------------
Effect of exchange rate changes on cash and cash
  equivalents........................................................         (10,000)            --            --
Net increase (decrease) in cash and cash equivalents.................      (3,694,000)     4,359,000      (607,000)
Cash and cash equivalents at beginning of year.......................       5,525,000      1,166,000     1,773,000
                                                                       --------------  -------------  ------------
Cash and cash equivalents at end of year.............................  $    1,831,000  $   5,525,000  $  1,166,000
                                                                       --------------  -------------  ------------
                                                                       --------------  -------------  ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the year for interest.............................  $       35,000  $      10,000  $      6,000
                                                                       --------------  -------------  ------------
                                                                       --------------  -------------  ------------
  Cash paid during the year for income taxes.........................  $           --  $       1,000  $      2,000
                                                                       --------------  -------------  ------------
                                                                       --------------  -------------  ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Issuance of common stock upon conversion of mandatorily redeemable
    convertible preferred stock......................................  $    9,562,000  $          --  $         --
                                                                       --------------  -------------  ------------
                                                                       --------------  -------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              LJL BIOSYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

    LJL BioSystems, Inc. (the "Company") was incorporated in Delaware on January 19, 1993 and is the surviving corporation of three commonly controlled companies, two of which were merged into the third, the Company, on January 1, 1994. Both of these predecessor entities and the Company were all formed and wholly owned by the Company's two S corporation stockholders. In March 1998, the Company established a wholly owned subsidiary, LJL BioSystems, Ltd. in the United Kingdom. The Company designs, produces, and markets to pharmaceutical and biotechnology firms products and services that accelerate and enhance the drug discovery process. The Company's proprietary technology platform is designed to address many of the limitations associated with current products for the HTS market, allowing its customers to expedite the identification and optimization of compounds for development into new medicines. The Company operates in one business segment.

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated on consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INITIAL PUBLIC OFFERING

    In April 1998, the Company completed an initial public offering of 2,088,000 shares of its Common Stock, raising net cash proceeds of $12.8 million. In connection with the offering, all outstanding shares of mandatorily redeemable convertible preferred stock were converted into 3,621,503 shares of the Company's Common Stock.

REVENUE RECOGNITION

    Revenues from product sales are generally recognized upon shipment. Development agreements are performed on a best efforts basis and revenues are recognized based on work performed using the percentage-of-completion method, completion being measured using costs incurred to total estimated costs at completion. Amounts received in advance of services rendered are recorded as customer deposits. Research and development expenses under development agreements were $316,000 and $1,663,000 in 1997 and 1996, respectively.

CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments, principally money market accounts and marketable debt securities, with maturities of three months or less at the time of purchase.

                              LJL BIOSYSTEMS, INC.

NOTE 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) INVESTMENTS

    The Company's short and long-term investments consist of marketable securities classified as "available-for-sale." Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income in stockholders' equity (deficit). Gains and losses on securities sold are based on the specific identification method and are included in the results of operations.

    Fair values of marketable securities are based on quoted market values at December 31, 1998. At December 31, 1998, the difference between the fair value and amortized cost of marketable securities was not significant. As of December 31, 1998, marketable securities consisted of U.S. government securities and corporate securities maturing within eighteen months or less.

COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," during 1998. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's consolidated financial statements. The measurement and presentation of net income (loss) did not change. Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in the equity of the Company that are excluded from net income (loss). Specifically, SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, which otherwise would have been reported separately in stockholders' equity (deficit), to be included in accumulated other comprehensive income. Comprehensive income for the years ended December 31, 1998, 1997 and 1996 has been reflected in the Consolidated Statement of Stockholders' Equity (Deficit).

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, marketable securities, a loan receivable from a related party and accounts receivable. The Company deposits cash with high credit quality financial institutions. The Company's cash equivalents and marketable securities are primarily invested in federal government agency obligations and corporate securities that have various maturities during 1999 and 2000. The Company has issued a loan to an executive officer as part of the terms of his employment agreement. The loan is secured by the executive's home and shares of the Company's Common Stock.

    The Company's accounts receivable are derived from revenue earned from customers located in the U.S., the United Kingdom and Japan. Generally, the Company requires no collateral on trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and provides for expected losses; however, such amounts have not been significant. At December 31, 1998, amounts due from one customer represented 25% of gross trade receivables and amounts due from four other customers each represented 13% of gross trade receivables. At December 31, 1997, amounts due from one customer represented 100% of gross trade receivables. As a percentage of total revenues, product sales

                              LJL BIOSYSTEMS, INC.

NOTE 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) and revenues recognized under development agreements from individual customers in excess of 10% of total revenues were as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1998         1997         1996
                                                                              -----        -----        -----
Chiron Corporation.......................................................           1%          64%          58%
CombiChem, Inc...........................................................          --           --           18%
Ventana Medical Systems, Inc.............................................           9%          24%          13%
Becton Dickinson and Company.............................................          --           10%           1%

INVENTORIES

    Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

CAPITALIZED SOFTWARE COSTS

    Software development costs incurred subsequent to the establishment of technological feasibility are capitalized in accordance with Statement of Financial Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Amortization of capitalized software development costs is the greater of the amount computed using (a) the ratio of current revenues to the total of current and anticipated future revenues or (b) the straight-line method over the estimated economic life of the product. No amounts have been capitalized to date.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years, or the lease term of the respective assets. Maintenance and repairs are expensed as incurred.

LONG-LIVED ASSETS

    The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired. No such events have occurred with respect to the Company's long-lived assets, which consist primarily of property and equipment and leasehold improvements.

RESEARCH AND DEVELOPMENT EXPENSE

    Research and development costs are expensed as incurred and consist of costs incurred for internally funded research and development activities and development agreements. These amounts include direct costs and research-related overhead expenses.

INCOME TAXES

    Prior to June 6, 1997, the Company elected to be treated as an S corporation for federal and California income tax purposes. As a result, little or no federal or state income taxes were payable at the corporate level. Rather, the Company's stockholders included their respective portions of the Company's

                              LJL BIOSYSTEMS, INC.

NOTE 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) taxable income in their individual income tax returns. On June 6, 1997, in connection with the preferred stock financing, the Company became subject to the C corporation provisions of the Internal Revenue Code. Accordingly, any earnings after this date will be taxed at federal and state corporate income tax rates. Upon termination of the Company's S corporation status, the S corporation accumulated deficit of $742,000 was transferred to additional paid-in capital.

    The Company uses the asset and liability approach for accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events recognized in the Company's consolidated financial statements or income tax returns. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences, net operating losses and tax credit carryforwards when their realization is considered more likely than not. Deferred tax expense represents the change in the deferred tax asset and liability balances.

FOREIGN CURRENCY TRANSLATION

    The Company's UK subsidiary uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for property and equipment, which is translated at historical exchange rates. Revenue and expenses are translated at average exchange rates in effect during each period. Gains or losses from foreign currency transactions are included in net income (loss) and were not material.

SEGMENT REPORTING

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires use of the "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations as the Company operates in one segment. At December 31, 1998, 98% of the Company's total assets were held domestically and the Company earned 91% of its fiscal 1998 revenues from domestic customers.

STOCK-BASED COMPENSATION

    The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". As permitted, the Company continues to recognize stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25. The pro forma effects of applying SFAS 123 are shown in Note 7 to the consolidated financial statements.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON STOCKHOLDERS

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", during the year ended December 31, 1997 and retroactively restated all prior periods. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-

                              LJL BIOSYSTEMS, INC.

NOTE 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the years ended December 31, 1998 and 1997. For the years ended December 31, 1998 and 1997, the net loss available to common stockholders includes $254,000 and $636,000, respectively, to reflect accretion of the mandatorily redeemable convertible preferred stock redemption value.

PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

    Pro forma basic and diluted net loss per share for the year ended December 31, 1998 is computed using the net loss and the weighted average number of common shares outstanding during the period adjusted for the assumed conversion as of January 1, 1998 of all outstanding shares of mandatorily redeemable convertible preferred stock into 3,621,503 shares of Common Stock.

NOTE 2  COMPOSITION OF BALANCE SHEET AMOUNTS:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
Accounts receivable comprise:
  Trade receivables...................................................................  $    872,000  $     63,000
  Other receivables...................................................................        12,000            --
                                                                                        ------------  ------------
                                                                                             884,000        63,000
  Less allowance for doubtful accounts................................................       (44,000)       (4,000)
                                                                                        ------------  ------------
                                                                                        $    840,000  $     59,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Inventories comprise:
  Raw materials.......................................................................  $    476,000  $    278,000
  Finished goods......................................................................       697,000         5,000
                                                                                        ------------  ------------
                                                                                        $  1,173,000  $    283,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Other current assets comprise:
  Deferred initial public offering costs..............................................  $         --  $    425,000
  Other...............................................................................       262,000        59,000
                                                                                        ------------  ------------
                                                                                        $    262,000  $    484,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Property and equipment comprise:
  Computer equipment and software.....................................................  $  1,057,000  $    689,000
  Furniture and equipment.............................................................       594,000       350,000
  Leasehold improvements..............................................................        64,000        33,000
                                                                                        ------------  ------------
                                                                                           1,715,000     1,072,000
  Less accumulated depreciation and amortization......................................      (926,000)     (630,000)
                                                                                        ------------  ------------
                                                                                        $    789,000  $    442,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Accrued expenses comprise:
  Accrued employee costs..............................................................  $    879,000  $    234,000
  Warranty accrual....................................................................       351,000        52,000
  Accrued professional services.......................................................       218,000        62,000
  Public company related expenses.....................................................       200,000            --
  Other...............................................................................       153,000        12,000
                                                                                        ------------  ------------
                                                                                        $  1,801,000  $    360,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

,

                              LJL BIOSYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3  LONG-TERM DEBT:

    In September 1995, September 1996 and June 1997, the Company entered into equipment loan agreements with a bank related to the purchase of equipment and software. The loans, which were secured by the related equipment and software and by personal guarantees by the Company's stockholders, bore interest at 10.20% to 11.85% per annum and were repaid in full in March 1998.

    In February 1998, the Company entered into a $1,300,000 master equipment line of credit financing agreement with a leasing company. The line of credit, which is secured by the related equipment and software, is due and payable in monthly installments over four years, bears interest at 12.1% to 12.2% per annum and, as amended, expires on July 31, 1999. At December 31, 1998, $590,000 was available for future borrowings under this line of credit. Future principal payments under this line of credit are as follows:

YEAR ENDING DECEMBER 31,
----------------------------------------------------------------------------------
1999..............................................................................  $  170,000
2000..............................................................................     191,000
2001..............................................................................     216,000
2002..............................................................................     133,000
                                                                                    ----------
                                                                                    $  710,000
                                                                                    ----------
                                                                                    ----------

NOTE 4  INCOME TAXES:

    The historical provisions for income taxes for the years ended December 31, 1997 and 1996 reflect S corporation taxes imposed in California at the statutory rate of 1.5% of taxable income, adjusted for nondeductible items. On June 6, 1997, the Company became subject to the C corporation provisions of the Internal Revenue Code. No provision for income taxes has been recognized for periods subsequent to June 6, 1997, as the Company incurred net operating losses for income tax purposes and has no carryback potential.

    The significant components of deferred tax assets and liabilities at December 31, 1998 and 1997 were as follows:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1998           1997
                                                                  -------------  -------------
Net operating loss and tax credit carryforwards.................  $   4,788,000  $   1,087,000
Nondeductible reserves and accruals.............................        288,000         82,000
                                                                  -------------  -------------
  Gross deferred tax assets.....................................      5,076,000      1,169,000
Valuation allowance.............................................     (5,076,000)    (1,169,000)
                                                                  -------------  -------------
  Net deferred tax assets.......................................  $          --  $          --
                                                                  -------------  -------------
                                                                  -------------  -------------

    Due to the Company's change in strategy and recent operating losses, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance is appropriate.

    At December 31, 1998, the Company had a federal net operating loss carryforward of approximately $11.4 million available to reduce future taxable income, which expires from 2013 to 2014. The Company's ability to utilize net operating loss and tax credits carryforwards may be subject to limitation as set forth in

                              LJL BIOSYSTEMS, INC.

NOTE 4  INCOME TAXES: (CONTINUED)
applicable federal and state tax laws. As specified in the Internal Revenue Code, an ownership change of more than 50% during any three-year period would result in certain annual limitations on the Company's ability to utilize its net operating loss and tax credit carryforwards.

NOTE 5  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

    In May and June 1997, the Company amended its Certificate of Incorporation to authorize a total of 7,400,000 shares of Preferred Stock for future issuance. In June 1997, the Company completed a private placement of 3,621,503 shares of Series A Mandatorily Redeemable Convertible Preferred Stock (the "Series A") for $2.60 per share, resulting in proceeds of $8,672,000, net of issuance costs of $744,000.

    The Series A stockholders were entitled to annual dividends at a rate of $0.312 per share (subject to adjustment for dilution or stock splits). Such dividends were noncumulative and were payable when and if declared by the Board of Directors provided, however, that such dividends would be deemed to be accrued and cumulatively payable upon the redemption of the Series A shares or a liquidation or dissolution of the Company. Accordingly, such amounts were accreted to the carrying value of the Series A shares with a corresponding charge to accumulated deficit. The Series A shares carried a liquidation preference of $2.60 per share (subject to adjustment for dilution and stock splits) plus all declared but unpaid dividends, and were convertible at any time at the option of the holder on a one-for-one basis (subject to adjustment for antidilution) into shares of the Company's Common Stock. The Series A stockholders had one vote for each share of Common Stock into which such shares could be converted.

NOTE 6  STOCKHOLDERS' EQUITY (DEFICIT):

    In December 1997, the Board of Directors increased the authorized number of shares of the Company's Common Stock to 50,000,000, which was approved by the stockholders in March 1998. The Company has the right to repurchase, at the original issuance price, certain of the shares of Common Stock issued to employees and directors under restricted stock agreements. The Company's repurchase right lapses over four years based on the length of the individual's continual service with the Company. At December 31, 1998, 45,000 shares of Common Stock were subject to repurchase by the Company.

    In connection with the Company's initial public offering, the Board of Directors authorized, and the stockholders approved in February 1998, a one-for-two reverse stock split of the Company's Common and Series A Stock. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

    In connection with the Series A private placement in June 1997, the Company issued to the placement agent two warrants to purchase a total of 65,653 shares of Series A at an exercise price of $5.20 per share. The warrants originally were to expire on the earlier of June 6, 2002, the closing of an initial public offering of the Company's Common Stock pursuant to a registration statement under the Securities Act of 1993 or a merger or sale of substantially all of the Company's assets and were exercisable immediately. On March 12, 1998, the terms of the warrants were amended such that the warrants are now exercisable to purchase 65,653 shares of Common Stock at an exercise price of $7.00 per share and expire in 2001. The Company determined the value of the amended warrants to be de minimus.

                              LJL BIOSYSTEMS, INC.

NOTE 6  STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

    In connection with the Company entering into a line of credit agreement with a leasing company in February 1998, the Company issued a warrant to purchase up to 13,290 shares of the Company's Common Stock at $5.38. The actual number of shares to be issued under the warrants will be based on 5.5% of the borrowings against the line of credit divided by the exercise price of $5.38. As of December 31, 1998, the leasing company is entitled under the warrant to purchase up to 8,025 shares of the Company's Common Stock at an exercise price of $5.38, none of which were exercised as of December 31, 1998. The warrant will expire in February 2002. The Company determined the value of the warrant to be de minimus.

    At December 31, 1998, the Company had 2.0 million shares of Preferred Stock authorized, of which no shares were issued and outstanding.

NOTE 7  EQUITY INCENTIVE PLANS:

    On January 10, 1994, the Company adopted the 1994 Equity Incentive Plan (the "1994 Plan") under which 499,500 shares of the Company's Common Stock were reserved for issuance to employees, directors and consultants of the Company, as approved by the Board of Directors. On March 14, 1997, the Company reduced the number of shares reserved for issuance under the 1994 Plan to 479,250. The 1994 Plan, which expires in 2004, provides for the grant of incentive as well as nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock purchase rights.

    In March 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan") under which 820,750 shares of the Company's Common Stock (including 20,250 shares originally reserved under the 1994 Plan) have been reserved for issuance to employees, directors and consultants of the Company, as approved by the Board of Directors. The 1997 Plan, which expires in 2007, provides for the grant of incentive as well as nonstatutory stock options and restricted stock purchase rights.

    Options granted under the 1994 Plan and the 1997 Plan are for terms not to exceed ten years. If the option is granted to a stockholder who owns more than 10% of outstanding stock of the Company, the term may not exceed five years and the exercise price of the stock option must be at least 110% of the fair market value of the stock at the date of grant. Exercise prices of incentive stock options granted to all other persons are generally equal to at least 100% of the fair market value of the stock at the date of grant. For nonstatutory stock options granted to all other persons, the exercise price under the 1994 Plan and the 1997 Plan is generally equal to at least 50% or 85%, respectively, of the fair market value of the stock at the date of grant. Options under the plans generally vest over a five year period.

    The term of restricted stock purchase rights granted under the 1997 Plan is thirty days, after which unaccepted stock purchase rights expire. If the stock purchase right is granted to a stockholder who owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price is generally at least equal to 100% of the fair market value of the stock on the date of grant. The exercise price of stock purchase rights granted to all other persons is generally equal to at least 85% of the fair market value of the stock on the date of grant. There were no unaccepted restricted stock purchase rights outstanding at December 31, 1998 or 1997.

    On December 16, 1997, the Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") and the 1998 Directors' Plan and reserved 300,000 and 150,000 shares of Common Stock, respectively, for issuance under these plans. The 1998 Purchase Plan, which is intended to qualify under
Section 423 of the Internal Revenue Code, permits eligible employees to purchase Common Stock through payroll deductions at a purchase price equal to 85% of the fair market value of the Company's

                              LJL BIOSYSTEMS, INC.

NOTE 7  EQUITY INCENTIVE PLANS: (CONTINUED)
Common Stock at the beginning or end of the offering period, whichever is less. During 1998, 15,387 shares were issued under the 1998 Purchase Plan. The 1998 Directors' Plan provides for certain automatic grants of nonstatutory stock options to nonemployee directors of the Company. Options granted under the 1998 Directors' Plan vest over four years, have a term of ten years and are granted at exercise prices equal to the fair market value of the Company's Common Stock on the date of grant.

    On December 16, 1997, the Board of Directors approved an amendment to the 1997 Plan to increase the number of shares reserved for issuance by 1,250,000 shares. The 1998 Directors' Plan, the 1998 Purchase Plan and the increase in shares available under the 1997 Plan were approved by the stockholders in February 1998.

    The following table summarizes activity under the 1994 Plan, the 1997 Plan, the 1998 Purchase Plan and the 1998 Directors' Plan:

                                                                                     WEIGHTED
                                                             SHARES       STOCK       AVERAGE
                                                           AVAILABLE     OPTIONS     EXERCISE
                                                           FOR GRANT   OUTSTANDING     PRICE
                                                           ----------  -----------  -----------
Balance at December 31, 1995.............................     153,250     346,250    $    0.10
Options granted..........................................    (102,000)    102,000    $    0.10
Options canceled.........................................      60,000     (60,000)   $    0.10
                                                           ----------  -----------
Balance at December 31, 1996.............................     111,250     388,250    $    0.10
Shares authorized........................................   2,050,500          --           --
Issuance of restricted stock.............................     (45,000)         --    $    2.00
Options granted..........................................    (480,000)    480,000    $    1.34
Options exercised........................................          --     (38,250)   $    0.10
                                                           ----------  -----------
Balance at December 31, 1997.............................   1,636,750     830,000    $    0.71
Options granted..........................................    (964,256)    964,256    $    3.76
Options exercised........................................          --    (216,578)   $    0.36
Options canceled.........................................      79,723     (79,723)   $    4.19
                                                           ----------  -----------
Balance at December 31, 1998.............................     752,217   1,497,955    $    2.53
                                                           ----------  -----------
                                                           ----------  -----------

    The following table summarizes information about stock options outstanding and vested under the 1994 Plan, the 1997 Plan, the 1998 Purchase Plan and the 1998 Directors' Plan at December 31, 1998:

                            OPTIONS OUTSTANDING
                   -------------------------------------    OPTIONS EXERCISABLE
                                 WEIGHTED                 ------------------------
                                  AVERAGE     WEIGHTED                  WEIGHTED
                                 REMAINING     AVERAGE                   AVERAGE
RANGE OF             NUMBER     CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES    OUTSTANDING     LIFE         PRICE     EXERCISABLE     PRICE
-----------------  -----------  -----------  -----------  -----------  -----------
$0.10 to $1.00        510,451   7.8 years     $    0.64      187,633    $    0.53
$2.00 to $2.875       648,838   9.6 years          2.47       58,648         2.07
$5.00 to $6.30        338,666   9.4 years          5.52        2,300         5.28
                   -----------                            -----------
                    1,497,955   8.9 years          2.53      248,581         0.93
                   -----------                            -----------
                   -----------                            -----------

                              LJL BIOSYSTEMS, INC.

NOTE 7  EQUITY INCENTIVE PLANS: (CONTINUED)
    Deferred compensation is recorded when the exercise price of an option is less than the deemed fair value of the underlying stock on the date of grant. From inception through June 1997, all stock options were granted at exercise prices which equaled the estimated fair value of the underlying stock on the respective grant dates. In August 1997, the Company granted options to purchase a total of 75,000 shares of Common Stock at an exercise price of $1.00 per share. Deferred compensation of approximately $56,000 was recorded on these options, based on the deemed fair value of the Common Stock on the date of grant of $1.75 per share. In October 1997, the Company granted options to purchase 24,500 shares of Common Stock at an exercise price of $1.00 per share. Additional deferred compensation of approximately $123,000 was recorded based on a deemed fair value of $6.00 per share on the date of grant. Additionally, in October 1997 the Company granted to a consultant options to purchase 7,500 shares of the Company's Common Stock at an exercise price of $1.00 per share, resulting in additional deferred compensation of $40,000 based on the estimated fair value of the options granted. In December 1997, the Company granted rights to purchase 45,000 shares of restricted Common Stock at an exercise price of $2.00 per share and options to purchase 30,250 shares of Common Stock at an exercise price of $2.00 per share. Additional deferred compensation of approximately $553,000 related to these grants was recorded based on a deemed fair value of the Common Stock of $9.35 per share on the date of grant. On March 10, 1998, the Company granted an option to an employee to purchase 15,000 shares of the Company's Common Stock at a price 15% below fair market value at the date of the grant. Deferred compensation of $33,600 was recorded based on the estimated fair value of the options granted. Deferred compensation is amortized over the vesting period of the options, generally four to five years.

    In December 1997, the Company also granted fully vested options to employees to purchase 75,000 shares of Common Stock at exercise prices of $2.00 to $2.20 per share, in lieu of cash bonuses. Compensation expense of $547,000 related to these options, based on a deemed fair value of the Common Stock on the date of grant of $9.35 per share, was recognized in 1997.

    At December 31, 1998, the Company had 2,329,112 shares of Common Stock reserved for future issuance upon the exercise of stock options and Common Stock purchase warrants.

    The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25. Had compensation cost for the Company's option plans been determined based on the fair value of the options at the dates of grant, as prescribed in SFAS 123, the Company's pro forma net income (loss) for the years ended December 31, 1998, 1997 and 1996 would have included additional stock compensation expense of $286,000, $10,000 and $2,000, respectively. The fair value of each option has been estimated on the date of grant using the Black-Scholes option pricing model for all options granted after the effective date of the Company's initial public offering on March 13, 1998 and using the minimum value method for options granted prior to the initial public offering. The following assumptions were used in computing the fair value of options granted: dividend yield of 0.0% for 1998, 1997 and 1996; risk-free interest rates of 4.40% to 5.65% for 1998, 6.3% to 6.5% for 1997 and 5.5% to 6.8% for 1996; volatility of 84% for options granted after the effective date of the Company's initial public offering on March 13, 1998; and a weighted average expected option term of four years for 1998 and 1997 and six years for 1996.

    Additional option grants are expected to be made beyond 1998. Accordingly, pro forma disclosures may differ significantly from the reported results of operations in the future.

                              LJL BIOSYSTEMS, INC.

NOTE 8  EMPLOYEE BENEFIT PLAN:

    Effective January 1, 1992, the Company adopted the tax deferred LJL BioSystems, Inc. 401(k) Plan (the "401(k) Plan"), which covers all employees who have been employed by the Company for at least one year. Employees may contribute up to 15% of their compensation to the 401(k) Plan on a pre-tax basis, subject to the maximum amount allowable under IRS regulations. Pre-tax contributions are allocated to each employee's individual account, which is invested in selected investment alternatives according to the directions of the employee. The Company may contribute a discretionary matching contribution equal to a specified percentage of the participant's compensation. Matching contributions to an individual employee's account vest over five years of service with the company. At December 31, 1998, the Company has not made any matching contributions to the 401(k) Plan.

NOTE 9  COMMITMENTS AND CONTINGENCIES:

    In September 1996, the Company amended its operating lease agreement for the 404 Tasman Drive, Sunnyvale facility to extend the lease term to January 2000 and provide the Company an option to extend the lease term for an additional five years. The lease agreement requires the Company to pay minimum rent as well as certain facility operating expenses incurred by the lessor. In July 1997, the Company entered into a second lease agreement for a laboratory facility and the use of certain laboratory equipment. During 1998, the lease was amended to extend the lease term to May 1999, at which time the lease may be continued on a month-to-month basis. In April 1998, the Company entered into a lease agreement for a facility in the United Kingdom with a lease term to April 1999, at which time the lease may be continued on a quarter-to-quarter basis. In May 1998, the Company entered into a lease agreement for the 405 Tasman Drive, Sunnyvale facility with a lease term to May 1999 and an option to extend the lease for eight months to January 2000. Rent expense during the years ended December 31, 1998, 1997 and 1996 totaled $381,000, $161,000 and $149,000, respectively.

    Future minimum payments under non-cancelable operating leases are as follows:

YEAR ENDING DECEMBER 31,
----------------------------------------------------------------------------------
1999..............................................................................  $  261,000
2000..............................................................................      13,000
                                                                                    ----------
                                                                                    $  274,000
                                                                                    ----------
                                                                                    ----------

    In June 1997, the Company entered into a development, license and sales agreement (the "Agreement") under which it obtained worldwide rights to certain patented assay technologies. As amended, the Agreement provides for future minimum royalties which aggregate approximately $1.0 million and are due through 2003.

    Under an employment agreement with an officer entered into in December 1995, the Company is required in the event of involuntary termination to continue to pay all salary, bonus and benefits for a period of up to one year.

    In the normal course of business, the Company is subject to various claims and assessments which, in the opinion of management, will not have a material adverse effect on its results of operations or financial condition.

                              LJL BIOSYSTEMS, INC.

NOTE 10  RELATED PARTY TRANSACTION:

    The Company has extended a loan in the amount of $190,000 to an executive officer as part of the terms of the executive's employment agreement. The loan is secured by the officer's home and shares of the Company's Common Stock. The loan bears interest at 5.83% per annum and is to be repaid in full on the earliest of February 15, 2008 or the dates of certain other conditions of the note. All or a portion of the loan and the interest may be forgiven based on the executive's performance.

NOTE 11  SUBSEQUENT EVENT:

    On January 27, 1999, the Company raised estimated net cash proceeds of $6.7 million, net of estimated issuance costs of $270,000 in connection with a private placement of 2.0 million shares of unregistered restricted Common Stock. The terms of the sale require that the Company file a registration statement covering such shares by July 27, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements and Financial Statement Schedules of LJL BioSystems, Inc. and its Subsidiary are filed as part of this report on Form 10-K beginning on page 31 under the caption "Item 8. Consolidated Financial Statements and Supplementary Data."
      Report of Independent Accountants
      Consolidated Balance Sheet as of December 31, 1998 and 1997
      Consolidated Statement of Operations for the years ended December 31,
        1998, 1997 and 1996
      Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996
      Consolidated Statement of Cash Flows for the years ended December 31,
        1998, 1997 and 1996
      Notes to Consolidated Financial Statements

  (2)  Schedule II--Valuation and Qualifying Accounts

(b) The Company filed no reports on Form 8-K during the period from its initial public offering through December 31, 1998.

(c)    Exhibits

      3.1  Amended and Restated Certificate of Incorporation of the Company, as currently in effect.(1)
      3.2  Amended and Restated Bylaws of the Company.(2)
      4.1  Specimen Stock Certificate.(3)
      4.2  Amended and Restated Investors' Rights Agreement dated June 17, 1997 between the
             Company and the individuals and entities listed in the signature pages thereto.(4)
     10.1  Agreement dated June 5, 1997 between the Company and FluorRx, Inc.*(5)
     10.2  Form of Indemnification Agreement between the Company and each of its officers and directors.(5)
     10.3  Severance Agreement dated December 6, 1995 between the Company and Lev J. Leytes.(5)
     10.4  Lease between Company and Yageo USA Inc., as amended.(5)
     10.5  1994 Equity Incentive Plan and Forms of Agreements. (5)
     10.6  1997 Stock Plan and Forms of Agreements.(5)
     10.7  1998 Directors' Stock Option Plan and Forms of Agreements.(5)
     10.8  1998 Employee Stock Purchase Plan and Subscription Agreement.(5)
     10.9  Equipment Financing Agreement dated February 16, 1998 between the Company and Lease
             Management Services, Inc.(5)
    10.10  Warrant to Purchase Shares of Common Stock dated February 16, 1998 between the
             Company and Lease Management Services, Inc.(5)
    10.11  Lease between Company and Coptech West. (6)
    10.12  Secured Loan Agreement between LJL BioSystems, Inc. and James S. Richey dated April
             28, 1998.(7)
    10.13  Amended Warrant to Purchase Shares of Common Stock between LJL BioSystems, Inc. and
             Lease Management Services, Inc. dated February 16, 1998, amended June 1, 1998. (7)
    10.14  Employment Agreement between LJL BioSystems, Inc. and Larry Tannenbaum, dated
             November 4, 1998.
     21.1  Subsidiaries of the Registrant.
     23.1  Consent of Independent Accountants.
     24.1  Power of Attorney. See page 52.
     27.1  Financial Data Schedule

------------------------

(1) Incorporated by reference to Exhibit 3.3 filed with Registrant's Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(2) Incorporated by reference to Exhibit 3.5 filed with Registrant's Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(3) Incorporated by reference to Exhibit 4.2 filed with Registrant's Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(4) Incorporated by reference to Exhibit 4.3 filed with Registrant's Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(5) Incorporated by reference to the identically numbered exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-43529) declared effective on March 12, 1998.

(6) Incorporated by reference to the identically numbered exhibit filed with the Registrant's Form 10-Q for the quarter ended March 31, 1998.

(7) Incorporated by reference to the identically numbered exhibit filed with the Registrant's Form 10-Q for the quarter ended June 30, 1998.

* Confidential treatment requested as to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(d)  Financial Statement Schedules

    Schedule II Valuation and Qualifying Accounts

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes to consolidated financial statements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on March 29, 1999.

                                LJL BIOSYSTEMS, INC.

                                By:              /s/ LEV J. LEYTES
                                     -----------------------------------------
                                                   Lev J. Leytes
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                         CHAIRMAN OF THE BOARD OF DIRECTORS

                                By:             /s/ LARRY TANNENBAUM
                                     -----------------------------------------
                                                  Larry Tannenbaum
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                      OFFICER

                                By:             /s/ ROBERT T. BEGGS
                                     -----------------------------------------
                                                  Robert T. Beggs
                                           VICE PRESIDENT OF FINANCE AND
                                                   ADMINISTRATION

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS LEV J. LEYTES, LARRY TANNENBAUM AND ROBERT
T. BEGGS, AND EACH OF THEM, AS HIS ATTORNEY-IN-FACT, WITH FULL POWER OF SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING OUR SIGNATURES AS THEY MAY BE SIGNED BY OUR SAID ATTORNEY TO ANY AND ALL AMENDMENTS TO SAID REPORT ON FORM 10-K.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
      /s/ LEV J. LEYTES           Officer, and Chairman of
------------------------------    the Board of Directors      March 29, 1999
        Lev J. Leytes             (Principal Executive
                                  Officer)

      /s/ GALINA LEYTES
------------------------------  Executive Vice President      March 29, 1999
        Galina Leytes             and Director

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Senior Vice President and
     /s/ LARRY TANNENBAUM         Chief Financial Officer
------------------------------    (Principal Financial        March 29, 1999
       Larry Tannenbaum           Officer)

                                Vice President of Finance
     /s/ ROBERT T. BEGGS          and Administration
------------------------------    (Principal Accounting       March 29, 1999
       Robert T. Beggs            Officer)

  /s/ GEORGE W. DUNBAR, JR.
------------------------------  Director                      March 29, 1999
    George W. Dunbar, Jr.

    /s/ MICHAEL F. BIGHAM
------------------------------  Director                      March 29, 1999
      Michael F. Bigham

   /s/ JOHN G. FREUND, M.D.
------------------------------  Director                      March 29, 1999
     John G. Freund, M.D.

     /s/ DANIEL S. JANNEY
------------------------------  Director                      March 29, 1999
       Daniel S. Janney

     /s/ JOHN D. DIEKMAN
------------------------------  Director                      March 29, 1999
       John D. Diekman

                                                                     SCHEDULE II

                              LJL BIOSYSTEMS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                 BALANCE AT
                                                                BEGINNING OF                           BALANCE AT
CLASSIFICATION                                                      YEAR      ADDITIONS   DEDUCTIONS   END OF YEAR
--------------------------------------------------------------  ------------  ----------  -----------  -----------
Allowance for doubtful accounts
  Year ended December 31, 1998................................   $   (4,000)  $  (40,000)  $      --    $ (44,000)
  Year ended December 31, 1997................................      (51,000)          --      47,000       (4,000)
  Year ended December 31, 1996................................      (26,000)     (25,000)         --      (51,000)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
     10.14   Employment Agreement between LJL BioSystems, Inc. and Larry Tannenbaum, dated November 4, 1998
      21.1   Subsidiaries of the Registrant.
      23.1   Consent of Independent Accountants
      24.1   Power of Attorney. See page 52.
      27.1   Financial Data Schedule