Form 10-Q
period 1999-03-31
LJL BIOSYSTEMS INC
filed 1999-05-14
CIK 1042162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                ------------------------------------------------

                                     FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934.

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.


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

                ------------------------------------------------


                                   (408) 541-8787
                (Registrant's telephone number, including area code)

                ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X       No
                                   ---           ---
As of April 30, 1999, 12,613,706 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LJL BIOSYSTEMS, INC.
INDEX
--------------------------------------------------------------------------------


ITEM NO.                                                                            PAGE
--------                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements (Unaudited)...............      3

           Consolidated Condensed Balance Sheet as of March 31, 1999
           and December 31, 1998 (Unaudited).....................................      3

           Consolidated Condensed Statement of Operations for the Three Month
           Periods Ended March 31, 1999 and 1998 (Unaudited).....................      4

           Consolidated Condensed Statement of Cash Flows for the Three Month
           Periods Ended March 31, 1999 and 1998 (Unaudited).....................      5

           Notes to Consolidated Condensed Financial Statements (Unaudited)......      6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................      7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............     19

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................     19

Item 2.    Changes in Securities and Use of Proceeds.............................     19

Item 3.    Defaults Upon Senior Securities.......................................     20

Item 4.    Submission of Matters to a Vote of Securities Holders.................     20

Item 5.    Other Information.....................................................     20

Item 6.    Exhibits and Reports on Form 8-K......................................     21

           Signatures............................................................     22

           Exhibits..............................................................     23


--------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                LJL BIOSYSTEMS, INC

                        CONSOLIDATED CONDENSED BALANCE SHEET
                                    (UNAUDITED)

                                                                                  March 31,      December 31,
                                                                                    1999             1998
                                                                                 -----------     ------------
ASSETS

Current assets:
   Cash and cash equivalents...............................................     $  3,152,000     $  1,831,000
   Short-term investments..................................................        7,017,000        5,510,000
   Accounts receivable ....................................................          878,000          840,000
   Inventories.............................................................        1,724,000        1,173,000
   Other current assets....................................................          277,000          262,000
                                                                                ------------     ------------

     Total current assets..................................................       13,048,000        9,616,000

Property and equipment, net................................................          859,000          789,000
Investments................................................................        4,667,000        2,863,000
Loan receivable from related party.........................................          207,000          190,000
                                                                                ------------     ------------

                                                                                $ 18,781,000     $ 13,458,000
                                                                                ------------     ------------
                                                                                ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................................................     $  1,058,000     $    508,000
   Accrued expenses........................................................        1,742,000        1,801,000
   Customer deposits.......................................................          302,000           19,000
   Current portion of long-term debt.......................................          195,000          168,000
                                                                                ------------     ------------

     Total current liabilities.............................................        3,297,000        2,496,000

Long-term debt, net of current portion.....................................          575,000          542,000
                                                                                ------------     ------------

     Total liabilities.....................................................        3,872,000        3,038,000
                                                                                ------------     ------------

Stockholders' equity:
   Common stock............................................................           13,000           11,000
   Additional paid-in capital..............................................       30,088,000       23,258,000
   Deferred stock compensation.............................................         (569,000)        (614,000)
   Accumulated other comprehensive income..................................          (31,000)           6,000
   Accumulated deficit.....................................................      (14,592,000)     (12,241,000)
                                                                                ------------     ------------

     Total stockholders' equity............................................       14,909,000       10,420,000
                                                                                ------------     ------------

                                                                                $ 18,781,000     $ 13,458,000
                                                                                ------------     ------------
                                                                                ------------     ------------

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 LJL BIOSYSTEMS, INC.

                    CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                     (UNAUDITED)

                                                                             Three Months Ended March 31,
                                                                                1999               1998
                                                                            -----------         -----------
Net sales.............................................................      $ 1,359,000         $   320,000
Cost of sales.........................................................          698,000             289,000
                                                                            -----------         -----------

Gross profit..........................................................          661,000              31,000
                                                                            -----------         -----------

Operating Expenses:
   Research and development...........................................        1,483,000           1,417,000
   Selling, general and administrative................................        1,689,000             716,000
                                                                            -----------         -----------

     Total operating expenses.........................................        3,172,000           2,133,000
                                                                            -----------         -----------

Loss from operations..................................................       (2,511,000)         (2,102,000)
Interest and other income, net........................................          180,000              71,000
Interest expense......................................................          (20,000)             (3,000)
                                                                            -----------         -----------

Loss before provision for income taxes................................       (2,351,000)         (2,034,000)
Provision for income taxes............................................                -                   -
                                                                            -----------         -----------

Net loss..............................................................       (2,351,000)         (2,034,000)

Accretion of mandatorily redeemable convertible
   preferred stock redemption value...................................                -            (254,000)
                                                                            -----------         -----------

Net loss available to common stockholders.............................      $(2,351,000)        $(2,288,000)
                                                                            -----------         -----------
                                                                            -----------         -----------

Basic and diluted net loss per share available to
   common stockholders................................................      $     (0.20)        $     (0.39)
                                                                            -----------         -----------

Shares used in computation of basic and diluted net loss
   per share available to common stockholders.........................       11,968,738           5,815,952
                                                                            -----------         -----------

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 LJL BIOSYSTEMS, INC.

                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                                             Three Months Ended March 31,
                                                                                1999               1998
                                                                            -----------         -----------
Cash flows from operating activities:
   Net loss..............................................................   $(2,351,000)        $(2,034,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.......................................        92,000              58,000
     Stock compensation expense..........................................        45,000              43,000
     Changes in assets and liabilities:
       Accounts receivable...............................................       (38,000)           (127,000)
       Inventories.......................................................      (551,000)           (270,000)
       Other current assets..............................................       (15,000)            417,000
       Accounts payable..................................................       550,000              (3,000)
       Accrued expenses..................................................       (59,000)            154,000
       Customer deposits.................................................       283,000              27,000
                                                                            -----------         -----------
         Net cash used in operating activities...........................    (2,044,000)         (1,735,000)
                                                                            -----------         -----------

Cash flows from investing activities:
   Purchases of property and equipment...................................      (162,000)           (130,000)
   Purchases of investments..............................................    (5,809,000)         (6,978,000)
   Proceeds from sales and maturities of investments.....................     2,469,000                   -
                                                                            -----------         -----------
         Net cash used in investing activities...........................    (3,502,000)         (7,108,000)
                                                                            -----------         -----------

Cash flows from financing activities:
   Proceeds from borrowings..............................................       102,000                   -
   Repayments of borrowings..............................................       (42,000)            (86,000)
   Issuance of long-term note receivable from related party..............       (17,000)                  -
   Proceeds from issuance of common stock, net...........................     6,832,000          12,290,000
                                                                            -----------         -----------
         Net cash provided by financing activities.......................     6,875,000          12,204,000
                                                                            -----------         -----------

Effect of exchange rate changes on cash and cash equivalents.............        (8,000)                  -
Net increase in cash and cash equivalents................................     1,321,000           3,361,000
Cash and cash equivalents at beginning of period.........................     1,831,000           5,525,000
                                                                            -----------         -----------

Cash and cash equivalents at end of period...............................   $ 3,152,000         $ 8,886,000
                                                                            -----------         -----------
                                                                            -----------         -----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the period for interest..............................   $    20,000         $     3,000
                                                                            -----------         -----------
                                                                            -----------         -----------

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Issuance of common stock upon conversion of mandatorily
     redeemable convertible preferred stock..............................  $          -         $ 9,562,000
                                                                            -----------         -----------
                                                                            -----------         -----------

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 LJL BIOSYSTEMS, INC.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

     In the opinion of management of LJL BioSystems, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial data contains all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to present fairly the financial information included herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K dated March 26, 1999 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1999, or any other future period.

NOTE 2 - INVENTORIES:

                                                                March 31,    December 31,
                                                                  1999          1998
                                                               ----------    ------------
     Raw materials.........................................    $  892,000     $  476,000
     Finished goods........................................       832,000        697,000
                                                               ----------    ------------

                                                               $1,724,000     $1,173,000
                                                               ----------    ------------
                                                               ----------    ------------

NOTE 3 - INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT:

     On March 13, 1998, the Company completed its initial public offering ("IPO") of 2,000,000 shares of Common Stock at $7.00 per share, with the Company receiving proceeds, net of underwriting commissions and associated costs, of $12.2 million. In April 1998, the Company sold an additional 88,000 shares of Common Stock in connection with the exercise of an over-allotment option granted to the underwriters and received proceeds, net of underwriting commissions and associated costs, of approximately $600,000. Upon the closing of the IPO, all the outstanding shares of Series A Mandatorily Redeemable Convertible Preferred Stock (the "Preferred Stock") converted into an equal number of shares of Common Stock.

     On January 27, 1999, the Company raised net cash proceeds of $6.7 million, net of issuance costs of $270,000, in connection with a private placement of 2.0 million shares of unregistered restricted Common Stock. The terms of the sale require that the Company file a registration statement covering such shares.

NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", during the year ended December 31, 1997. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the three month periods ended March 31, 1999 and 1998. For the three-month period ended March 31, 1998, net loss available to common stockholders includes accretion of the Preferred Stock redemption value in the amount of $254,000.

NOTE 5 - COMPREHENSIVE INCOME:

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" during 1998. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's consolidated financial statements. The measurement and presentation of net loss did not change. Comprehensive income is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income includes certain changes in the equity of the Company that are excluded from net loss. Specifically, SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, which otherwise would have been reported separately in stockholders' equity, to be included in accumulated other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. THE COMPANY'S FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. SEE "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" FOR A DISCUSSION OF CERTAIN FACTORS, AMONG OTHERS, WHICH COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES. THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO AND OTHER FINANCIAL INFORMATION INCLUDED THEREIN.

OVERVIEW

     From inception in 1988 through 1991, the Company derived its revenues from the development of clinical diagnostics and research instruments for customers. Beginning in 1992, the Company began manufacturing and shipping these clinical diagnostics and research instruments to customers either for their internal use or for resale on an original equipment manufacturing ("OEM") basis.

     In the second half of 1996, the Company implemented a new strategic business model aimed at developing products for the emerging High Throughput Screening ("HTS") market, which enables accelerated drug discovery, by leveraging its existing technology platform and product development and manufacturing expertise. In connection with this change in strategy, the Company shifted its focus from developing and manufacturing OEM clinical diagnostics and research products to developing, manufacturing and marketing its own products for HTS. As part of its shift in focus, the Company has de-emphasized its OEM development activities and has phased out production of all but one of its OEM instruments. The Company will continue to manufacture this OEM product during 1999 but does not expect to manufacture this OEM product in periods after 1999.

RESULTS OF OPERATIONS

REVENUES. Total revenues were $1,359,000 for the three months ended March 31, 1999, as compared to $320,000 for the three months ended March 31, 1998, representing an increase of $1,039,000. This increase in revenues was due to the fact that all of the revenue reported for the three months ended March 31, 1999 was derived from sales of the Company's HTS and Ultra HTS-TM-products, while all of the revenue reported for the three months ended March 31, 1998 was derived from OEM and development agreements. The Company was in the process of transitioning its focus from developing and manufacturing OEM clinical diagnostics and research products to developing, manufacturing and marketing its own products for HTS during the first quarter of 1998, which resulted in much lower revenues for that period. The Company did not begin shipping and recognizing revenue on its first HTS product, Analyst-TM- HT, until the second quarter of 1998, or on its follow-on Ultra HTS product, Acquest-TM- until the fourth quarter of 1998. The Company expects a small amount of revenue from OEM product sales through 1999 but expects little or no OEM product sales in periods after 1999.

COST OF SALES. Cost of sales were $698,000 for the three months ended March 31, 1999, as compared to $289,000 for the three months ended March 31, 1998, representing an increase of $409,000. This increase was primarily due to the increase in sales volume during in the first quarter of 1999 compared to the first quarter in 1998, as the Company transitioned its focus from OEM products to its line of HTS and Ultra HTS products. Gross profit, as a percentage of sales, was 49% for the three months ended March 31, 1999, as compared to 10% for the three months ended March 31, 1998. This increase was primarily the result of increased absorption of manufacturing overhead resulting from higher sales volumes for the first quarter of 1999, as compared to the first quarter of 1998 in which the Company had limited sales revenue. The Company expects that gross profit, as a percentage of sales, may vary for the next several years, due to product mix variances and until the Company is able to spread its manufacturing costs over higher production levels for Analyst HT, Analyst AD, Acquest and related products.

RESEARCH AND DEVELOPMENT. Research and development expenses were $1,483,000 for three months ended March 31, 1999, as compared to $1,417,000 for the three months ended March 31, 1998, representing an increase of $66,000. This increase was primarily due to increased costs associated with the development of the Company's HTS and Ultra HTS product platform. The Company expects research and development expenditures to continue to increase in absolute dollars and as a percentage of revenues in future periods to support the development of its HTS and Ultra HTS product line.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $1,689,000 for the three months ended March 31, 1999, as compared to $716,000 for the three months ended March 31, 1998, representing an increase of $973,000. This increase was primarily due to increases in sales and marketing expenses associated with the addition of sales and marketing personnel. Additionally, the Company incurred higher marketing expenses for Analyst HT, Analyst AD and Acquest, and other increases in general and administrative expenses, which include the additional administrative costs of being a public company. The Company expects selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenues in future periods for the reasons described above.

INTEREST AND OTHER INCOME, NET. Net interest and other income was $180,000 for the three months ended March 31, 1999, as compared to $71,000 for the three months ended March 31, 1998, representing an increase of $109,000. This increase was primarily due to interest earned on higher levels of invested cash, cash equivalents and investments in the first quarter of 1999 as compared to the first quarter of 1998, as a result of the receipt of the proceeds from the Company's IPO and the Company's private placement of 2.0 million shares of Common Stock in January 1999.

INTEREST EXPENSE. Interest expense was $20,000 for the three months ended March 31, 1999, as compared to $3,000 for the three months ended March 31, 1998, representing an increase of $17,000. This increase was primarily due to interest paid on the Company's line of credit, on which the amount borrowed was at a higher level in the first quarter of 1999, as compared to the debt obligations outstanding during the first quarter of 1998.

INCOME TAXES

     Prior to June 1997, the Company had been taxed as an S corporation for federal and state income tax purposes. Under the Internal Revenue Code provisions regarding S corporations, the Company had not been subject to federal income taxes but had been subject to state income taxes at a reduced rate. As an S corporation, the Company's stockholders paid taxes on their share of the Company's taxable income in their individual tax returns. In June 1997, in connection with the Preferred Stock financing, the Company became subject to the C corporation provisions of the Internal Revenue Code pursuant to which the Company's earnings are taxed for federal and state income tax purposes at the corporate level. Through June 1997, the Company's profits were distributed to the Company's stockholders through a combination of compensation, which was treated as an expense in the Statement of Operations, and dividends. Future distributions are not expected. No provision for income taxes has been recorded for the three month periods ended March 31, 1999 and 1998 as the Company incurred net operating losses and has no carryback potential.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had cash, cash equivalents and investments of $14.8 million, working capital of $9.8 million and an accumulated deficit of $14.6 million. The Company completed its initial public offering of its Common Stock in March 1998, raising approximately $12.2 million in cash, net of underwriting discounts and associated costs. In April 1998, the Company sold an additional 88,000 shares of Common Stock in connection with the exercise of an over-allotment option granted to the underwriters and received cash proceeds, net of underwriting commissions and associated costs, of approximately $600,000. In January 1999, the Company raised net cash proceeds of approximately $6.7 million, net of issuance costs, in connection with a private placement of 2.0 million shares of unregistered restricted Common Stock. The terms of the sale require that the Company file a registration statement covering such shares. Prior to its IPO, the Company satisfied its liquidity needs primarily through cash flows generated from operations, private sales of preferred stock, and, to a lesser extent, from bank loans for equipment purchases and loans from stockholders.

     Net cash from operating activities has historically fluctuated based on the timing of receipt of customer deposits, working capital changes resulting from varying levels of manufacturing activities and fluctuations in the Company's net loss. Net cash used in operating activities totaled $2.0 million and $1.7 million during the three months ended March 31, 1999 and 1998, respectively. Net cash used in operations was primarily due to the Company's net losses for the three months ended March 31, 1999 and 1998 of $2.4 million and $2.0 million, respectively. The increase in net cash used in operations was also attributable to the Company's change in strategic business model, which focuses on the Company's HTS and Ultra HTS products, from the Company's previous OEM-based business model. This change resulted in certain increases in the use of working capital, including increased inventory related to production of the Company's HTS and Ultra HTS line of products. It also resulted in increased accrual balances which consist primarily of accrued employee costs, warranty accruals, accrued public company related expenses and accrued professional services expenses, all of which are related to the Company being a public company, introducing its new HTS and Ultra HTS product line and increasing its headcount during 1998 and the first quarter of 1999. The increase in net cash used in operations was offset by increased accounts payable in the first quarter of 1999, which was primarily comprised of balances owed on inventory purchased during the period, as well as increased customer deposits during the quarter for products to be shipped in the second quarter of 1999.

     Net cash from investing activities totaled $3.5 million and $7.1 million for the three months ended March 31, 1999 and 1998, respectively. This decrease in the first quarter of 1999 was primarily due to the Company's lower net investment of $3.3 million in investment grade, interest-bearing financial instruments in the first quarter of 1999, as compared to $7.0 million in the first quarter of 1998. These financial instruments, like all fixed income instruments, are subject to interest rate risk and may fluctuate in value if market interest rates fluctuate. The Company attempts to limit this exposure by primarily investing in short-term investments.

     Net cash from financing activities totaled $6.9 million and $12.2 million for the three months ended March 31, 1999 and 1998, respectively. The change in net cash from financing activities for the first quarter of 1999, as compared to the first quarter of 1998, was primarily due to the Company's private placement during the first quarter of 1999, which raised approximately $6.7 million, net of issuance costs; as compared to the Company's IPO, which raised approximately $12.2 million in cash, net of underwriting discounts and associated costs, during the first quarter of 1998.

     In February 1998, the Company entered into an equipment financing agreement that provides a $1.3 million line of credit that can be used to finance the purchases of equipment, computers and software necessary to support the Company's HTS and Ultra HTS development effort and additions to the marketing, sales and administrative infrastructure. At March 31, 1999, the Company had borrowed $770,000 under this agreement.

     In June 1997, the Company entered into a development, license and sales agreement with FluorRx, Inc. ("FluorRx") under which it obtained worldwide rights to certain patented assay technologies. In August 1998, the Company amended certain terms of this agreement. Future minimum royalty payments due through 2003 under the agreement will amount to approximately $1.0 million in aggregate. The source of funds for these royalty payments is expected to be primarily the proceeds from the sale of HTS and Ultra HTS products developed by the Company pursuant to this agreement.

     On January 27, 1999, the Company raised net cash proceeds of $6.7 million in connection with a private placement of 2.0 million shares of unregistered restricted Common Stock. The terms of the sale require that the Company file a registration statement covering such shares.

     The Company may be required to raise substantial additional capital over a period of several years in order to develop and commercialize its products. The Company's future capital requirements will depend on numerous factors, including the costs associated with developing and commercializing its products, broadening its direct marketing and sales force, maintaining existing or entering into future licensing and distribution agreements, protecting intellectual property rights, building its reagents and assay kits business, expanding facilities and consummating possible future acquisitions of technologies, products or businesses. The Company believes that its cash, cash equivalents and investments, combined with cash to be generated from operations, will be sufficient to fund operations for at least the next twelve months. The Company, however, may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, the Company may be required to raise additional capital through a variety of sources, including the public equity market, private equity financing, collaborative arrangements, and public or private debt. There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity, the issuance of such securities would result in ownership dilution to the Company's existing stockholders.

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

INTERNAL INFRASTRUCTURE READINESS. The Company has completed an assessment of its internal software applications and information technology hardware and has commenced work on testing and repairs. Readiness activities are intended to encompass all major categories of software applications in use by the Company, including those used for manufacturing, engineering, sales, finance, and human resources; as well as hardware, including hubs, routers, telecommunication equipment, workstations and other items; and non-information technology systems, including embedded systems, facilities and other operations, such as financial, banking, security and utility systems. At March 31, 1999, approximately 80 percent of the Company's mission critical internal infrastructure has either been tested and determined to be Year 2000 ready or is undergoing testing but is believed to be Year 2000 ready based on representations by the supplier. Testing and repair activity is scheduled for completion by July 31, 1999. Although the Company has not yet found any significant mission critical software applications which require repair, any repairs that may yet be found to be required are expected to be completed by July 31, 1999.

SUPPLIER READINESS. This area focuses on minimizing two components of risk associated with suppliers: 1) a supplier's product integrity; and 2) a supplier's business capability to continue providing products and services. The Company has identified and contacted key suppliers regarding their relative risks in these two components. To date, the Company has received responses from approximately 75 percent of its key suppliers, who indicate that the products provided to the Company are Year 2000 compliant. In addition, the key suppliers have indicated they are in the process of developing or executing repair plans to address Year 2000 issues which may affect their ability to continue providing products and services to the Company. The Company's assessment of its key suppliers Year 2000 readiness, and testing and repair of any Year 2000 compliance issues, are scheduled to be completed by July 31, 1999.

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

CUSTOMER READINESS. This area focuses on customer readiness as it relates to the Company's responsibility to provide customer support, including retrofitting products as well as providing other services to the Company's customers. Primarily due to the Company's product readiness efforts regarding its current generation of released products, the Company has completed its assessment of Year 2000 risk in this area and has determined there are no issues to address.

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

     Due to the inherent uncertainty surrounding the Year 2000 issue, the Company cannot anticipate all of the possible problems that may occur. Adverse consequences from Year 2000 issues may materially affect the Company's warranty liability, the value of capitalized software applications, hardware and non-information technology systems, the carrying value of its inventory, as well as the Company's financial condition, results of operation and cash flows. Year 2000 readiness problems could also subject the Company to litigation, which may include consequential damages.

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

NEW BUSINESS STRATEGY; NEW AND UNDEFINED MARKET FOR HTS AND ULTRA HTS PRODUCTS

     In the second half of 1996, the Company implemented a new strategic business model to develop products for the HTS market. In connection with this change in strategy, the Company shifted its focus from developing and manufacturing clinical diagnostic and research products on an OEM basis to developing, manufacturing and marketing products for the HTS market. As a result, the Company's historical operating and financial performance is generally not indicative of future financial and business results. The Company incurred operating losses for the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997, as a result of its change in business strategy and anticipates that it may continue to incur losses for at least the next several years, due to the substantial increases in expenditures necessary to develop and commercialize the Company's HTS and Ultra HTS products. The Company began commercial shipments of its first HTS instrument, Analyst HT, in the second quarter of 1998. Accordingly, the Company is subject to the risks inherent in the operation of a new business, such as the failure to develop an effective sales, marketing and distribution channel, failure to achieve market acceptance and demand for its HTS and Ultra HTS products, failure to implement commercial scale-up of developed HTS and Ultra HTS products and failure to attract and retain key personnel. Furthermore, the HTS market is new and undefined, and the use of HTS by pharmaceutical and biotechnology companies is limited. Demand for the Company's HTS and Ultra HTS products will depend upon the extent to which pharmaceutical and biotechnology companies adopt HTS as a drug discovery tool. If HTS does not become a widely used method in drug discovery, demand for the Company's products will not develop as the Company currently expects or at all. The lack of demand for the Company's HTS and Ultra HTS products would have a material adverse effect on the Company's business, financial condition and results of operations.

EARLY STAGE OF INSTRUMENT DEVELOPMENT

     The Company's success will depend on its ability to develop and commercialize its HTS and Ultra HTS instruments. The Company began commercial shipments of its first HTS instrument, Analyst HT, in the second quarter of 1998. The Company had not previously developed or commercialized products for the HTS market. The successful implementation and operation of the Company's HTS and Ultra HTS products is a complex process requiring the integration of, among other technologies, advanced optics, electronics, robotics, microfluidics, fluorescence detector technologies and software and information systems. Even if Analyst HT, Analyst AD, Acquest and the Company's other HTS and Ultra HTS products appear promising at commercial launch, they may not achieve market acceptance. In addition, the Company's HTS or Ultra HTS instruments may be difficult or uneconomical to produce, fail to achieve expected performance levels, have a price level that is unacceptable in the industry or be precluded from commercialization by the proprietary rights of others or other competitive forces. There can be no assurance that the Company will be able to successfully manufacture and market Analyst HT, Analyst AD, Acquest or any of the Company's other products on a timely basis, achieve anticipated performance levels or throughputs, gain industry acceptance of the Company's products or develop a profitable business. The failure to achieve any of these objectives would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH THE DEVELOPMENT AND COMMERCIALIZATION OF REAGENTS, ASSAY KITS AND MICROPLATES

     The Company expects in the future that a substantial portion of its revenues may be derived from the sale of reagents, assay kits and microplates. The Company has limited experience in the development, manufacture and marketing of reagents, assay kits and microplates. The Company only recently introduced its first assay kits, TKX-TM- and TKXtra-TM-and its first microplate, HE-TM-(High Efficiency). The Company intends to continue to license assay technologies from third parties and to develop reagents, assay kits and microplates internally. There can be no assurance that the Company will succeed in licensing any additional assay technologies on acceptable terms, if at all, or that it will successfully commercialize any reagents that it licenses. In addition, the Company is internally developing reagents, assay kits and microplates, but has limited experience in this area. There can be no assurance that the Company will successfully develop additional reagents, assay kits or microplates internally or that any reagents, assay kits or microplates will achieve market acceptance. The Company intends to outsource the manufacture of microplates and, as sales volumes increase, to outsource the manufacture of reagents and assays kits. There can be no assurance that the Company will be able to enter into agreements with third parties for the manufacture of reagents, assay kits or microplates on terms commercially favorable to the Company or at all. In addition, the Company intends to sell reagents, assay kits and microplates to purchasers of HTS and Ultra HTS instruments, including Analyst HT, Analyst AD and Acquest. There can be no assurance that sales of Analyst HT, Analyst AD and Acquest will be sufficient to support this strategy. A failure to achieve commercial acceptance of its reagents, assay kits and microplates would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE

     The pharmaceutical and biotechnology instrumentation and reagents market is characterized by rapid technological change and frequent new product introductions. The Company's future success will depend on its ability to enhance its current and planned HTS and Ultra HTS products and to develop and introduce, on a timely basis, new products that address the evolving needs of its customers including fluorescence-based reagents and assay kits, as well as products based on its FLARe-TM- and SmartOptics-TM- technologies. The Company anticipates that production units for these new products may not be available for several months or years, if at all. The production of new HTS and Ultra HTS products, microplates, fluorescence-based reagents and assay kits may present development and manufacturing challenges. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of its new products or its product enhancements. Any failure to develop and introduce products in a timely manner in response to changing market demands or customer requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES AND MARKETING EXPERIENCE

     The Company has limited experience in direct marketing, sales or distribution. The Company's future profitability will depend on its ability to further develop a direct sales force to sell its HTS and Ultra HTS products to pharmaceutical and biotechnology companies. The Company's products are technical in nature and the Company therefore believes it is necessary to develop a direct sales force consisting of people with scientific backgrounds and expertise. Competition for such employees is intense. There can be no assurance that the Company will be able to attract and retain qualified salespeople or that the Company will be able to build an efficient and effective sales and marketing organization. Failure to attract or retain qualified salespeople or to build such a sales and marketing organization would have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION

     The market for HTS and Ultra HTS products is highly competitive. The Company expects that competition will increase significantly as more biotechnology and pharmaceutical companies adopt HTS and Ultra HTS instruments as a drug discovery tool and as new companies enter the market with advanced technologies and products. The Company competes in many areas, including HTS and Ultra HTS products, microplates, assay development and reagent sales. The Company competes with companies which directly market HTS and Ultra HTS products. In addition, pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other research organizations are conducting research and developing products in various areas which compete with the Company's technology platform, either on their own or in collaboration with others. Further, certain companies offer screening services on a contract or collaborative basis, and these services could eliminate the need for a potential customer to purchase the Company's products. The Company's technological approaches may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of the Company's current or future competitors. Many of the Company's competitors have greater financial, operational and personnel resources, and more experience in research and development, sales and marketing and other areas than the Company.

CONCENTRATION OF HTS AND ULTRA HTS MARKET

     The market for HTS and Ultra HTS products is highly concentrated, with approximately 50 large pharmaceutical companies operating a substantial portion of the Company's targeted drug discovery laboratories. Accordingly, the Company expects a relatively small number of customers will continue to account for a substantial portion of its revenues. The Company faces risks associated with a highly concentrated customer base as it sells its HTS and Ultra HTS products, including the failure to establish or maintain relationships within a limited customer pool, or substantial financial difficulties or decreased capital spending by its customers, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

MANUFACTURING RISK

     The Company is only producing Analyst HT, Acquest, reagents and assay kits in limited quantities, and has not yet manufactured other products in significant quantities. The Company may encounter difficulties in scaling up production of its HTS and Ultra HTS products due to, among other things, quality control and assurance, component supply and availability of qualified personnel. There can be no assurance that, even if successfully developed and introduced to market, any of the Company's products can be manufactured in sufficient quantities while meeting quality control standards or at acceptable cost. The Company intends to outsource the manufacture of microplates and, as sales volumes increase, to outsource the manufacture of reagents and assays kits. Difficulties encountered by the Company in the manufacturing scale-up of Analyst HT, Analyst AD, Acquest and other HTS and Ultra HTS products could have a material adverse effect on its business, financial condition and results of operations.

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

DEPENDENCE ON SUPPLIERS AND CONTRACT MANUFACTURERS

     Certain components used in the Company's HTS and Ultra HTS products are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in time delays associated with redesigning a product due to a failure to obtain a single source component, an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. The Company does not maintain long-term agreements with any of its suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to rely on contract manufacturers, some of which may be single-source vendors, for the development, manufacture and supply of certain of its reagents, assay kits and microplates. There can be no assurance the Company will be able to enter into such manufacturing contracts on commercially reasonable terms, if at all, or that the Company's current or future contract manufacturers will meet the Company's requirements for quality, quantity or timeliness. If the supply of any such components, reagents, assay kits or microplates is interrupted, components, reagents and assay kits from alternative suppliers and contract manufacturers may not be available in sufficient volumes within required timeframes, if at all, to meet the Company's production needs.

ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

     As of March 31, 1999, the Company had an accumulated deficit of approximately $14.6 million. The Company's expansion of its operations and continued development of its HTS and Ultra HTS products will require a substantial increase in sales, marketing and research and development expenditures for at least the next several years. As a result, the Company expects to incur operating losses for the next several years. The Company's profitability will depend on its ability to successfully develop and commercialize its HTS and Ultra HTS products. Accordingly, the extent of future losses and the time required to achieve profitability, if achieved at all, is highly uncertain. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

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

INTELLECTUAL PROPERTY RISKS

     The Company's success will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company holds four U.S. patents. The Company has ten pending U.S. patent applications, six international patent applications and 23 provisional U.S. patent applications. To supplement its proprietary technology, the Company has licensed ten patents and one patent application from FluorRx pursuant to a June 1997 agreement, as amended. In October 1998, the Company exercised its option under this agreement on three more patent applications. Under this license, the Company obtained certain worldwide rights relating to FluorRx's FLARe technology. Certain of these rights have been licensed on an exclusive basis. Certain other rights have been licensed on a non-exclusive basis, and therefore could be or are licensed to third parties. In accordance with such agreement, the Company paid one-time fees as well as agreeing to pay royalties based on sales of its products that incorporate this technology. The license may be terminated in the event of a material breach by the Company. Furthermore, FluorRx may elect to convert the exclusive rights into non-exclusive rights in the event the Company fails to make certain minimum royalty payments. If FluorRx were to terminate the license due to a material breach of the license by the Company, the Company would lose the right to incorporate FLARe technology into its HTS and Ultra HTS products. In such event, the Company would be required to exclude FLARe technology from the Company's existing and future products and either license or internally develop alternative technologies. There can be no assurance that the Company would be able to license alternative technologies on commercially reasonable terms, or at all, or that the Company would be capable of internally developing such technologies. Furthermore, there can be no assurance that other companies may not independently develop technology with functionality similar or superior to the FLARe technology that does not or is claimed not to infringe the FLARe patents or that otherwise circumvents the technology licensed to the Company.

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

GOVERNMENT REGULATION

     While the Company believes that none of the Company's HTS and Ultra HTS products will be regulated as medical devices or otherwise subject to FDA regulation, the Company's clinical diagnostics products, including the Luminometer, Q2000, Horizon and a microplate heater, are subject to FDA regulation as medical devices, as well as similar foreign regulation. The process of obtaining and maintaining required regulatory clearances and approvals and otherwise remaining in regulatory compliance in the United States and certain other countries is lengthy, expensive and uncertain. Although the Company has phased out production of the Luminometer, Q2000 and the microplate heater, the Company will continue to manufacture the Horizon on an OEM basis during 1999 but does not expect to manufacture the Horizon in periods after 1999. The Horizon is used in research and clinical laboratories to perform in vitro diagnostic ("IVD") tests, which are exempt from investigational device exemption ("IDE") requirements, including the need to obtain the FDA's prior approval, provided that, among other things, the testing is noninvasive, the product is not used as a diagnostic procedure without confirmation by another medically established test or procedure, and distribution controls are established to assure that IVDs distributed for research are used only for those purposes. To the Company's knowledge, its OEM customers have met these conditions. There can be no assurance that the FDA would agree that the OEM customers' distribution of the Company's clinical diagnostic products meet and have met the requirements for IDE exemption. Failure by the Company, its OEM customers or the recipients of the Company's clinical diagnostic products to comply with the IDE exemption requirements could result in enforcement action by the FDA, which could adversely affect the Company's or its OEM customers' ability to gain marketing clearance or approval of these products or could result in the recall of previously distributed products.

     Applicable law requires that the Company comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations for the manufacture of the Horizon. The FDA monitors compliance with its cGMP regulations by subjecting medical product manufacturers to periodic FDA inspections of their manufacturing facilities. The FDA has recently revised the cGMP regulations. The new Quality System Regulation imposes design controls and makes other significant changes in the requirements applicable to manufacturers. The Company is also subject to other regulatory requirements, and may need to submit reports to the FDA including adverse event reporting. Failure to comply with cGMP regulations or other applicable legal requirements can lead to, among other things, warning letters, seizure of violative products, suspension of manufacturing, government injunctions and potential civil or criminal liability on the part of the Company and the responsible officers and employees. In addition, the government may halt or restrict continued sale of such instruments. Any such actions could have a material, adverse effect on the business, financial condition and results of operations of the Company.

     In order to export its clinical diagnostics instruments, the Company maintains International Organization for Standardization ("ISO") 9001 certification and applies the CE mark to certain products that are exported, which subjects the Company's operations to periodic surveillance audits. While the Company believes it is currently in compliance with cGMP regulations and ISO standards, there can be no assurance that the Company's operations will be found to comply with cGMP regulations, ISO standards or other applicable legal requirements in the future or that the Company will not be required to incur substantial costs to maintain its compliance with existing or future manufacturing regulations, standards or other requirements. Any such noncompliance or increased cost of compliance could have a material adverse effect on the Company's business, results of operations and financial condition.

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

HAZARDOUS MATERIALS

     The Company's research and development and manufacturing operations involve the use of hazardous materials, biological samples and chemicals. In the future, the Company plans to manufacture certain reagents, some of which likely will contain hazardous materials including carcinogens. The Company is subject to federal, state and local laws and regulations governing the storage, use, and disposal of such materials and certain waste products. The risk of accidental contamination or injury from the use of these materials cannot be completely eliminated. In the event of an accident, the Company could be held liable for damages that result and any such liability could exceed the resources of the Company, which would have a material adverse effect on the Company. The Company may incur substantial costs to comply with environmental regulations if the Company develops its own commercial reagents manufacturing facility.

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

INTERNAL INFRASTRUCTURE READINESS. The Company has completed an assessment of its internal software applications and information technology hardware and has commenced work on testing and repairs. Readiness activities are intended to encompass all major categories of software applications in use by the Company, including those used for manufacturing, engineering, sales, finance, and human resources; as well as hardware, including hubs, routers, telecommunication equipment, workstations and other items; and non-information technology systems, including embedded systems, facilities and other operations, such as financial, banking, security and utility systems. At March 31, 1999, approximately 80 percent of the Company's mission critical internal infrastructure has either been tested and determined to be Year 2000 ready or is undergoing testing but is believed to be Year 2000 ready based on representations by the supplier. Testing and repair activity is scheduled for completion by July 31, 1999. Although the Company has not yet found any significant mission critical software applications which require repair, any repairs that may yet be found to be required are expected to be completed by July 31, 1999.

SUPPLIER READINESS. This area focuses on minimizing two components of risk associated with suppliers: 1) a supplier's product integrity; and 2) a supplier's business capability to continue providing products and services. The Company has identified and contacted key suppliers regarding their relative risks in these two components. To date, the Company has received responses from approximately 75 percent of its key suppliers, who indicate that the products provided to the Company are Year 2000 compliant. In addition, the key suppliers have indicated they are in the process of developing or executing repair plans, if needed, to address Year 2000 issues which may affect their ability to continue providing products and services to the Company. The Company's assessment of its key suppliers Year 2000 readiness, and testing and repair of any Year 2000 compliance issues, are scheduled to be completed by July 31, 1999.

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

CUSTOMER READINESS. This area focuses on customer readiness as it relates to the Company's responsibility to provide customer support, including retrofitting products as well as providing other services to the Company's customers. Primarily due to the Company's product readiness efforts regarding its current generation of released products, the Company has completed its assessment of Year 2000 risk in this area and has determined there are no issues to address.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures contains forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     INTEREST RATE SENSITIVITY. The fair value of the Company's investments in marketable securities at March 31, 1999 was $11.7 million. The Company's strategy to reduce investment risk is to invest primarily in short-term marketable securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. The remainder of the Company's marketable securities portfolio is invested in marketable securities with maturity dates of 24 months or less. The Company diversifies its marketable securities portfolio by investing in multiple types of investment grade securities. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

     FOREIGN CURRENCY EXCHANGE RISK. The Company has a wholly owned UK subsidiary, which exposes the Company to foreign currency exchange risk. In order to reduce the risk from fluctuation in foreign currency exchange rates, the Company's UK subsidiary uses the U.S. dollar as its functional currency; however, its UK subsidiary does bill its customers in the currency of the customer's country. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for property and equipment, which is translated at historical exchange rates. Revenue and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Gains or losses from foreign currency transactions are included in net income (loss). The Company has not entered into any currency hedging activities.

--------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

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

     From March 12, 1998 to March 31, 1999, the Company incurred the following expenses in connection with the offering:

     Underwriting discounts and commissions            $  827,000
     Other expenses                                       969,000
                                                       ----------
       Total expenses                                  $1,796,000
                                                       ----------
                                                       ----------

All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company through March 31, 1999, after deducting the total expenses above, were $12.8 million. From March 12, 1998 to March 31, 1999, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

     Manufacturing, sales, marketing and
       administrative infrastructure                  $ 5,687,000
     Research and development activities                6,480,000
     Working capital temporary investments:

     Inventories                                        653,000
     Short-term, investment grade,
       interest-bearing financial instruments                 -
                                                    -----------
         Total                                      $12,820,000
                                                    -----------
                                                    -----------

     Each of these amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

     On January 27, 1999, The Bay City Capital Fund I, L.P., Skyline Venture Partners, L.P. and The Kaufmann Fund, Inc., purchased an aggregate of 2.0 million shares of the Company's Common Stock at a price per share of $3.50 in a private placement transaction. The issuance of securities in the private placement was deemed exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The recipients of the securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transaction. The recipients were given adequate access to information about the Company.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:   OTHER INFORMATION

Not applicable.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

a: Exhibits

     Exhibit 27.1 - Financial Data Schedule.

b: Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        LJL BIOSYSTEMS, INC.



DATE: May 14, 1999       BY:  /s/ LEV J. LEYTES
                              -----------------
                              Lev J. Leytes
                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                              CHAIRMAN OF THE BOARD OF DIRECTORS
                              (DULY AUTHORIZED AND PRINCIPAL EXECUTIVE OFFICER)


                         BY:  /s/ LARRY TANNENBAUM
                              --------------------
                              Larry Tannenbaum
                              SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (DULY AUTHORIZED AND PRINCIPAL FINANCIAL OFFICER)


                         BY:  /s/ ROBERT T. BEGGS
                              -------------------
                              Robert T. Beggs
                              VICE PRESIDENT OF FINANCE AND ADMINISTRATION
                              (DULY AUTHORIZED AND PRINCIPAL ACCOUNTING OFFICER)

--------------------------------------------------------------------------------
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

EXHIBIT                                                                    PAGE
-------                                                                    ----
Exhibit 27.1 - Financial Data Schedule...................................   24