Form 10-Q
period 1999-06-30
LJL BIOSYSTEMS INC
filed 1999-08-16
CIK 1042162

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

                    ----------------------------------------

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

                                  Yes  X   No
                                     ----    ----

As of July 31, 1999, 12,668,923 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

-------------------------------------------------------------------------------
LJL BIOSYSTEMS, INC.
INDEX
-------------------------------------------------------------------------------

ITEM NO.                                                                                    PAGE
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Condensed Financial Statements (Unaudited)................      3

                  Consolidated Condensed Balance Sheet as of June 30, 1999
                  and December 31, 1998 (Unaudited)......................................      3

                  Consolidated Condensed Statement of Operations for the Three- and
                  Six-Month Periods Ended June 30, 1999 and 1998 (Unaudited).............      4

                  Consolidated Condensed Statement of Cash Flows for the Six-Month
                  Periods Ended June 30, 1999 and 1998 (Unaudited).......................      5

                  Notes to Consolidated Condensed Financial Statements (Unaudited).......      6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................................      7

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.............     22

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings......................................................     23

Item 2.           Changes in Securities and Use of Proceeds..............................     23

Item 3.           Defaults Upon Senior Securities........................................     23

Item 4.           Submission of Matters to a Vote of Security Holders....................     23

Item 5.           Other Information......................................................     23

Item 6.           Exhibits and Reports on Form 8-K.......................................     23

                  Signatures.............................................................     24

                  Exhibits...............................................................     25

                                     -2-

------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
------------------------------------------------------------------------------

ITEM 1.           CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                                   LJL BIOSYSTEMS, INC.

                          CONSOLIDATED CONDENSED BALANCE SHEET
                                       (UNAUDITED)

                                                                               June 30,                December 31,
                                                                                 1999                      1998
                                                                          -------------               -------------
ASSETS
Current assets:
   Cash and cash equivalents..................................            $      843,000              $  1,831,000
   Short-term investments.....................................                 6,996,000                 5,510,000
   Accounts receivable........................................                   767,000                   840,000
   Inventories................................................                 2,027,000                 1,173,000
   Other current assets.......................................                   417,000                   262,000
                                                                          --------------              ------------

     Total current assets.....................................                11,050,000                 9,616,000

Property and equipment, net...................................                   830,000                   789,000
Investments...................................................                 4,660,000                 2,863,000
Loan receivable from related party............................                   223,000                   190,000
                                                                          --------------              ------------
                                                                            $ 16,763,000              $ 13,458,000
                                                                          --------------              ------------
                                                                          --------------              ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...........................................             $   1,380,000             $     508,000
   Accrued expenses...........................................                 1,913,000                 1,801,000
   Customer deposits..........................................                   340,000                    19,000
   Current portion of long-term debt..........................                   202,000                   168,000
                                                                          --------------              ------------

     Total current liabilities................................                 3,835,000                 2,496,000

Long-term debt, net of current portion........................                   521,000                   542,000
                                                                          --------------              ------------

     Total liabilities........................................                 4,356,000                 3,038,000
                                                                          --------------              ------------

Stockholders' equity:
   Common stock...............................................                    13,000                    11,000
   Additional paid-in capital.................................                30,148,000                23,258,000
   Deferred stock compensation................................                  (524,000)                 (614,000)
   Accumulated other comprehensive income.....................                   (62,000)                    6,000
   Accumulated deficit........................................               (17,168,000)              (12,241,000)
                                                                          --------------              ------------

     Total stockholders' equity...............................                12,407,000                10,420,000
                                                                          --------------              ------------

                                                                            $ 16,763,000              $ 13,458,000
                                                                          --------------              ------------
                                                                          --------------              ------------


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                              LJL BIOSYSTEMS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                      1999          1998                   1999            1998
                                                  ------------  -------------         -------------   -------------
Net sales...................................      $  2,018,000  $   1,064,000         $   3,377,000   $   1,384,000
Cost of sales...............................           882,000        741,000             1,580,000       1,030,000
                                                  ------------  -------------         -------------   -------------

Gross profit................................         1,136,000        323,000             1,797,000         354,000
                                                  ------------  -------------         -------------   -------------

Operating expenses:
   Research and development.................         1,775,000      1,365,000             3,258,000       2,782,000
   Selling, general and administrative......         2,093,000      1,201,000             3,782,000       1,917,000
                                                  ------------  -------------         -------------   -------------

     Total operating expenses...............         3,868,000      2,566,000             7,040,000       4,699,000
                                                  ------------  -------------         -------------   -------------

Loss from operations........................        (2,732,000)    (2,243,000)           (5,243,000)     (4,345,000)
Interest and other income, net..............           178,000        213,000               358,000         284,000
Interest expense............................           (22,000)             -               (42,000)         (3,000)
                                                  ------------  -------------         -------------   -------------

Net loss....................................        (2,576,000)    (2,030,000)           (4,927,000)     (4,064,000)

Accretion of mandatorily redeemable
   convertible preferred stock redemption
   value....................................                 -              -                     -        (254,000)
                                                  ------------  -------------         -------------   -------------

Net loss available to common stockholders...      $ (2,576,000) $  (2,030,000)        $  (4,927,000)  $  (4,318,000)
                                                  ------------  -------------         -------------   -------------
                                                  ------------  -------------         -------------   -------------

Basic and diluted net loss per share available
   to common stockholders...................      $      (0.20) $       (0.20)        $       (0.40)  $       (0.53)
                                                  ------------  -------------         -------------   -------------
                                                  ------------  -------------         -------------   -------------

Shares used in computation of basic and
   diluted net loss per share available
   to common stockholders...................        12,627,249     10,370,623            12,309,107       8,088,555
                                                  ------------  -------------         -------------   -------------
                                                  ------------  -------------         -------------   -------------


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                             LJL BIOSYSTEMS, INC.

                                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                                1999                       1998
                                                                           -------------              -------------
Cash flows from operating activities:
   Net loss..........................................................      $  (4,927,000)             $  (4,064,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization...................................            189,000                    128,000
     Stock compensation expense......................................             89,000                     86,000
     Changes in assets and liabilities:
       Accounts receivable...........................................             73,000                   (578,000)
       Inventories...................................................           (854,000)                  (772,000)
       Other current assets..........................................           (155,000)                   232,000
       Accounts payable..............................................            872,000                     67,000
       Accrued expenses..............................................            112,000                    528,000
       Customer deposits.............................................            321,000                   (113,000)
                                                                           -------------               -------------
         Net cash used in operating activities.......................        (4,280,000)                 (4,486,000)
                                                                           -------------               -------------

Cash flows from investing activities:
   Purchases of property and equipment...............................           (230,000)                  (338,000)
   Purchases of investments..........................................         (5,809,000)               (10,924,000)
   Proceeds from sales and maturities of investments.................          2,469,000                           -
                                                                           -------------               -------------
         Net cash used in investing activities.......................         (3,570,000)               (11,262,000)
                                                                           --------------              -------------

Cash flows from financing activities:
   Proceeds from borrowings..........................................            102,000                    445,000
   Repayments of borrowings..........................................            (89,000)                   (94,000)
   Issuance of long-term notes receivable from related party.........            (33,000)                  (190,000)
   Proceeds from issuance of common stock, net.......................          6,892,000                 12,875,000
                                                                           -------------              -------------
         Net cash provided by financing activities...................          6,872,000                 13,036,000
                                                                           -------------              -------------

Effect of exchange rate changes on cash and cash equivalents.........            (10,000)                         -
Net increase in cash and cash equivalents............................           (988,000)                (2,712,000)
Cash and cash equivalents at beginning of period.....................          1,831,000                  5,525,000
                                                                           -------------              -------------

Cash and cash equivalents at end of period...........................      $     843,000              $   2,813,000
                                                                           -------------              -------------
                                                                           -------------              -------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest............................................      $      42,000              $       3,000
                                                                           -------------              -------------
                                                                           -------------              -------------

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Issuance of common stock upon conversion of mandatorily
     redeemable convertible preferred stock..........................      $           -              $   9,562,000
                                                                           -------------              -------------
                                                                           -------------              -------------

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            LJL BIOSYSTEMS, INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

     In the opinion of the management of LJL BioSystems, Inc. ("we" or the "Company"), the accompanying unaudited consolidated condensed financial data contains all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to present fairly the financial information included herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K dated March 30, 1999 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1999, or any other future period.

NOTE 2 - INVENTORIES:

                                                                       June 30,               December 31,
                                                                         1999                      1998
                                                                    ------------              ------------
         Raw materials.....................................         $    743,000              $    476,000
         Work-in-process...................................              344,000                         -
         Finished goods....................................              940,000                   697,000
                                                                    ------------              ------------

                                                                    $  2,027,000              $  1,173,000
                                                                    ------------              ------------
                                                                    ------------              ------------

NOTE 3 - INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT:

     On March 13, 1998, the Company completed its initial public offering of 2,000,000 shares of common stock at $7.00 per share, with the Company receiving proceeds, net of underwriting commissions and associated costs, of $12.2 million. In April 1998, the Company sold an additional 88,000 shares of common stock in connection with the exercise of an over-allotment option granted to the underwriters and received proceeds, net of underwriting commissions and associated costs, of approximately $600,000. Upon the closing of the initial public offering, all the outstanding shares of Series A preferred stock converted into an equal number of shares of common stock.

     On January 27, 1999, the Company received net cash proceeds of $6.7 million, net of issuance costs of $270,000, in connection with a private placement of 2.0 million shares of unregistered, restricted common stock. The terms of the sale required that the Company file a registration statement covering such shares, which became effective on July 21, 1999.

NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS:

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the three- and six-month periods ended June 30, 1999 and 1998. For the six-month period ended June 30, 1998, net loss available to common stockholders includes accretion of the preferred stock redemption value in the amount of $254,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains certain forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company assumes no obligation to update such forward-looking statements. See "Additional Factors That May Affect Future Results" for a discussion of factors which could cause or contribute to such material differences. The following presentation of management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's financial statements and notes thereto and other financial information included therein.

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

RESULTS OF OPERATIONS

REVENUES. Total revenues were $2,018,000 for the three months ended June 30, 1999, as compared to $1,064,000 for the three months ended June 30, 1998, representing an increase of $954,000. This increase in revenues was due to increased sales of the Company's HTS products, particularly higher unit sales volume of the Company's Analyst-TM- HT instrument and some OEM revenue. The Company did not begin shipping and recognizing revenue on its first HTS product, Analyst HT, until the second quarter of 1998, or on its follow-on Ultra HTS product, Acquest-TM-, until the fourth quarter of 1998. The Company's marketing focus continues to be directed at penetrating large pharmaceutical accounts; therefore, revenue generated from multiple sales to these large pharmaceutical customers continues to be a significant percentage of revenues. For the three-month period ended June 30, 1999, 49% of revenues was generated from instrument sales to two large pharmaceutical customers. The Company's revenues from the sale of its OEM product, Horizon, were $423,000 or 21% of its total revenues for the three months ended June 30, 1999, all of which was sold to one customer. The Company expects less than 10% of its total revenues to be derived from OEM product sales through 1999 and expects little or no OEM product sales in periods after 1999.

COST OF SALES. Cost of sales was $882,000 for the three months ended June 30, 1999, as compared to $741,000 for the three months ended June 30, 1998, representing an increase of $141,000. This increase was primarily due to the increase in sales volume during in the second quarter of 1999 compared to the second quarter in 1998, as the Company began shipping its line of HTS products in the second quarter of 1998. Gross profit, as a percentage of sales, was 56% for the three months ended June 30, 1999, as compared to 30% for the three months ended June 30, 1998. This increase was primarily the result of increased absorption of manufacturing overhead by higher sales volumes for the second quarter of 1999, as compared to the second quarter of 1998. The Company expects that gross profit, as a percentage of sales, may vary for the next several years due to product mix variances and until the Company is able to spread its manufacturing costs over higher production levels for Analyst HT, Analyst AD, Acquest and related products.

RESEARCH AND DEVELOPMENT. Research and development expenses were $1,775,000 for three months ended June 30, 1999, as compared to $1,365,000 for the three months ended June 30, 1998, representing an increase of $410,000. This increase was primarily due to increased costs associated with the continued development of the Company's HTS and Ultra HTS product platform, including the addition of research and development personnel since the second quarter of

1998. The Company expects research and development expenditures to continue to increase in absolute dollars and as a percentage of revenues in future periods to support the development of its HTS and Ultra HTS product line.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $2,093,000 for the three months ended June 30, 1999, as compared to $1,201,000 for the three months ended June 30, 1998, representing an increase of $892,000. This increase was primarily due to increases in sales and marketing expenses associated with the addition of sales and marketing personnel. Additionally, the Company incurred higher marketing expenses for Analyst HT, Analyst AD and Acquest, as well as other increases in general and administrative expenses including the additional administrative infrastructure necessary as a public company. The Company expects selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenues in future periods as the Company continues to expand its sales, marketing and administrative infrastructure.

INTEREST AND OTHER INCOME, NET. Net interest and other income was $178,000 for the three months ended June 30, 1999, as compared to $213,000 for the three months ended June 30, 1998, representing a decrease of $35,000. This decrease was primarily due to lower interest earned on lower levels of cash, cash equivalents and investments in the second quarter of 1999 when compared to the second quarter of 1998.

INTEREST EXPENSE. Interest expense was $22,000 for the three months ended June 30, 1999, as compared to $0 for the three months ended June 30, 1998. This increase was primarily due to interest paid on the Company's line of credit under which outstanding borrowings began in June 1998..

INCOME TAXES

     Prior to June 1997, the Company had been taxed as an S corporation for federal and state income tax purposes. Under the Internal Revenue Code provisions regarding S corporations, the Company had not been subject to federal income taxes but had been subject to state income taxes at a reduced rate. As an S corporation, the Company's stockholders paid taxes on their share of the Company's taxable income in their individual tax returns. In June 1997, in connection with a preferred stock financing, the Company became subject to the C corporation provisions of the Internal Revenue Code pursuant to which the Company's earnings are taxed for federal and state income tax purposes at the corporate level. Through June 1997, the Company's profits were distributed to the Company's stockholders through a combination of compensation, which was treated as an expense in the Statement of Operations, and dividends. Future distributions are not expected. No provision for income taxes has been recorded for the three-month periods ended June 30, 1999 and 1998 as the Company incurred net operating losses and has no carryback potential.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had cash, cash equivalents and investments of $12.5 million, working capital of $7.2 million and an accumulated deficit of $17.2 million. The Company completed its initial public offering of its common stock in March 1998, raising approximately $12.2 million in cash, net of underwriting discounts and associated costs. In April 1998, the Company sold an additional 88,000 shares of common stock in connection with the exercise of an over-allotment option granted to the underwriters and received cash proceeds, net of underwriting commissions and associated costs, of approximately $600,000. In January 1999, the Company received net cash proceeds of approximately $6.7 million, net of issuance costs, in connection with a private placement of 2.0 million shares of unregistered restricted common stock. The terms of the sale required that the Company file a registration statement covering such shares, which became effective on July 21, 1999. Prior to its initial public offering, the Company satisfied its liquidity needs primarily through cash flows generated from operations, private sales of preferred stock, and, to a lesser extent, from bank loans for equipment purchases and loans from stockholders.

     Net cash from operating activities has historically fluctuated based on the timing of payment of accounts payable balances, receipts of customer deposits, receipt of payments of accounts receivable balances, changes in inventory balances resulting from varying levels of manufacturing activities and fluctuations in the Company's net loss. Net cash used in operating activities totaled $4.3 million and $4.5 million during the six months ended June 30, 1999 and 1998, respectively. Net cash used in operations was primarily due to the Company's net losses for the six months ended June 30, 1999 and 1998 of $4.9 million and $4.1 million, respectively. The decrease in net cash used in operations was partially attributable to an increase in accounts payable and customer deposits and a decrease in accounts receivable. The decrease in net cash used in operations was partially offset by an increase in net loss and changes in other asset and accrued liability balances.

     Net cash used in investing activities totaled $3.6 million and $11.3 million for the six months ended June 30, 1999 and 1998, respectively. This decrease in the first six months of 1999 was primarily due to the Company's lower net investment of $3.3 million in investment grade, interest-bearing financial instruments, as compared to $10.9 million in the first half of 1998. These financial instruments, like all fixed income instruments, are subject to interest rate risk and may fluctuate in value if market interest rates fluctuate. The Company attempts to limit this exposure by primarily investing in short-term investments.

     Net cash provided by financing activities totaled $6.9 million and $13.0 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in net cash from financing activities for the first half of 1999, as compared to the first half of 1998, was primarily due to the Company's private placement of common stock during the first quarter of 1999, which raised approximately $6.7 million, net of issuance costs, as compared to the Company's initial public offering, which raised approximately $12.8 million in cash, net of underwriting discounts and associated costs, during the first six months of 1998. The lower net cash from financing activities for the first half of 1999 also resulted from a decrease in the amount drawn from the Company's line of credit in the first half of 1999, as compared to the first half of 1998.

     In February 1998, the Company entered into an equipment financing agreement that provides a $1.3 million line of credit that can be used to finance the purchases of equipment, computers and software necessary to support the Company's HTS and Ultra HTS development effort and additions to the marketing, sales and administrative infrastructure. At June 30, 1999, the Company had an obligation to repay $723,000 under this agreement.

     In June 1997, the Company entered into a development, license and sales agreement with FluorRx, Inc. under which it obtained worldwide rights to certain patented assay technologies. In August 1998, the Company amended certain terms of this agreement. Future minimum royalty payments due through 2003 under the agreement will amount to approximately $1.0 million in aggregate. The source of funds for these royalty payments is expected to be primarily the proceeds from sales of HTS and Ultra HTS products developed by the Company pursuant to this agreement.

     On January 27, 1999, the Company raised net cash proceeds of $6.7 million in connection with a private placement of 2.0 million shares of unregistered restricted common stock. The terms of the sale required that the Company file a registration statement covering such shares, which became effective on July 21, 1999.

     The Company may be required to raise substantial additional capital over a period of several years in order to continue to develop and commercialize its products. The Company's future capital requirements will depend on numerous factors, including the costs associated with developing and commercializing its products, broadening its direct marketing and sales force, maintaining existing or entering into future licensing and distribution agreements, protecting intellectual property rights, building its business, expanding facilities and consummating possible future acquisitions of technologies, products or businesses. The Company believes that its cash, cash equivalents and investments, combined with cash to be generated from operations, will be sufficient to fund operations for at least the next twelve months. The Company, however, may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, the Company may be required to raise additional capital through a variety of sources, including the public equity market, private equity financing, collaborative arrangements, and public or private debt. There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity, the issuance of such securities would result in ownership dilution to the Company's existing stockholders.

IMPACT OF YEAR 2000

     We have established a year 2000 Program to address certain year 2000 issues. This program focuses on four key areas of readiness:

        - Internal Infrastructure Readiness, addressing internal hardware and software, including both information and non-information technology systems;

        - Supplier Readiness, addressing the preparedness of suppliers providing material incorporated into our products;

        -    Product Readiness, addressing product functionality; and

        - Customer Readiness, addressing customer support and transactional activity.

     For each readiness area, we are in the process of performing risk assessment, conducting testing, repairing year 2000 issues, developing contingency plans to mitigate unknown risks, and communicating year 2000 information to employees, suppliers, customers and other third parties.

INTERNAL INFRASTRUCTURE READINESS. We have completed an assessment of our internal software applications and information technology hardware and have commenced work on testing and repairs. Readiness activities are intended to encompass all major categories of software applications we use, including:

        - those used for manufacturing, engineering, sales, finance, and human resources;

        - hardware, including hubs, routers, telecommunication equipment, workstations and other items; and

        - non-information technology systems, including embedded systems, facilities and other operations, such as financial, banking, security and utility systems.

     We have completed the evaluation of our mission critical internal infrastructure and have also tested approximately 90% of our mission critical internal infrastructure and determined it to be year 2000 ready. The remainder is currently undergoing testing but is believed to be year 2000 ready based on representations by the suppliers. Testing and repair activity is mostly completed with the remainder scheduled for completion by August 31, 1999. Although we have not yet found any significant mission critical software applications which require repair, any repairs that may be found to be required are expected to be completed by August 31, 1999. Evaluation, testing and repair will be made on an on-going basis for any internal infrastructure components we newly acquire through December 31, 1999.

SUPPLIER READINESS. This area focuses on minimizing two components of risk associated with suppliers:

        -    a supplier's product integrity; and

        - a supplier's business capability to continue providing products and services.

     We have identified and contacted key suppliers regarding their relative risks in these two components. To date, we have received responses from approximately 90 percent of our key suppliers, who indicate that the products provided to us are year 2000 compliant or they are in the process of developing or executing repair plans to address year 2000 issues which may affect their ability to continue providing products and services to us, which they intend to have completed before January 1, 2000. Our assessment of our key suppliers' year 2000 readiness, and testing and repair of any year 2000 compliance issues, is scheduled to be completed by August 31, 1999. We will continue this evaluation and communication process on an on-going basis for any new suppliers who begin providing products and services to us through December 31, 1999.

PRODUCT READINESS. This area focuses on identifying and resolving year 2000 issues existing in our products. This area encompasses a number of activities, including testing, evaluation, engineering and manufacturing implementation. We have completed a year 2000 readiness assessment for our current generation of released high throughput screening products based upon a series of industry-recognized testing parameters and have determined that these products are year 2000 ready.

CUSTOMER READINESS. This area focuses on customer readiness as it relates to our responsibility to provide customer support, including retrofitting products as well as providing other services to our customers. Primarily due to our product readiness efforts regarding our current generation of released products, we have completed our assessment of year 2000 risk in this area and have determined there are no issues to address.

SUMMARY. If required, we will formulate contingency plans by September 30, 1999, for those software applications, hardware and non-information technology systems found to not be year 2000 ready. We may also formulate contingency plans by September 30, 1999 for key suppliers that do not plan on being year 2000 compliant until the last quarter of 1999. We do not anticipate that we will need contingency plans for our mission critical software applications, hardware and non-information technology systems, nor do we expect to need contingency plans for our current generation of released products.

     We believe the overall cost to address year 2000 issues will not be material; however, we are continually testing and making necessary repairs and we may need to reassess this estimate over time.

     Due to the inherent uncertainty surrounding the year 2000 issue, we cannot anticipate all of the possible problems that may occur. Adverse consequences from year 2000 issues may materially affect our warranty liability, the value of capitalized software applications, hardware and non-information technology systems, the carrying value of our inventory, as well as our financial condition, results of operation and cash flows. Year 2000 readiness problems could also subject us to litigation, which may include consequential damages.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     We desire to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E and Rule 3b-6 under the Securities Exchange Act of 1934. Specifically, we wish to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in reports we have filed with the SEC and incorporated into this quarterly report on Form 10-Q by reference, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us. We assume no obligation to update these forward-looking statements.

WE RECENTLY ADOPTED A NEW BUSINESS STRATEGY AND HAVE HAD OPERATING LOSSES EVER SINCE; THE MARKET FOR OUR HIGH THROUGHPUT SCREENING PRODUCTS IS NEW AND UNDEFINED, AND WE MAY NEVER ACHIEVE PROFITABILITY

     In the second half of 1996, we implemented a new strategic business model to develop products for the high throughput screening market. In connection with this change in strategy, we shifted our focus from developing and manufacturing clinical diagnostic and research products on an OEM basis to developing, manufacturing and marketing products for the high throughput screening market. As a result, our historical operating and financial performance is generally not indicative of future financial and business results. We incurred operating losses for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997 as a result of our change in business strategy and anticipate that we may continue to incur losses for at least the next several years, due to the substantial increases in expenditures necessary to continue to develop and commercialize our high throughput screening and ultra-high throughput screening products. We began commercial shipments of our first high throughput screening instrument, the Analyst HT, in the second quarter of 1998. Accordingly, we are subject to the risks inherent in the operation of a new business, such as:

        - the failure to develop an effective sales, marketing and distribution channel;

        - failure to achieve market acceptance and demand for our high throughput screening and ultra-high throughput screening products;

        - failure to implement commercial scale-up of developed high throughput screening and ultra-high throughput screening products; and

        -    failure to attract and retain key personnel.

     Furthermore, the high throughput screening market is new and undefined, and the use of high throughput screening by pharmaceutical and biotechnology companies is limited. Demand for our high throughput screening and ultra-high throughput screening products will depend upon the extent to which pharmaceutical and biotechnology companies adopt high throughput screening as a drug discovery tool. If high throughput screening does not become a widely used method in drug discovery, demand for our products will not develop as we currently expect or at all. The lack of demand for our high throughput screening and ultra-high throughput screening products would have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE ARE IN THE EARLY STAGE OF INSTRUMENT DEVELOPMENT, OUR ABILITY TO DEVELOP HIGH THROUGHPUT SCREENING AND ULTRA-HIGH THROUGHPUT SCREENING INSTRUMENTS IS UNCERTAIN

     Our success will depend on our ability to develop and commercialize our high throughput screening and ultra-high throughput screening instruments. We began commercial shipments of our first high throughput screening instrument, Analyst HT, in the second quarter of 1998. We had not previously developed or commercialized products for the high throughput screening market before this time. The successful implementation and operation of our high throughput screening and ultra-high throughput screening products is a complex process requiring the integration of, among other technologies:

     -    advanced optics;

     -    electronics;

     -    robotics;

     -    microfluidics;

     -    fluorescence detector technologies; and

     -    software and information systems.

     Even if Analyst HT, Analyst AD, Acquest and our other high throughput screening and ultra-high throughput screening products appear promising at commercial launch, they may not achieve market acceptance at a level necessary to enable production at a reasonable cost, to support the required sales and marketing effort, and to support continuing research and development costs. In addition, our high throughput screening or ultra-high throughput screening instruments may:

     -    be difficult or overly expensive to produce;

     -    fail to achieve performance levels expected by customers;

     -    have a price level that is unacceptable in our targeted industries;
          or

     - be precluded from commercialization by the proprietary rights of others or other competitive forces.

     There can be no assurance that we will be able to successfully manufacture and market the Analyst HT, Analyst AD, Acquest or any of our other products on a timely basis, achieve anticipated performance levels or throughputs, gain industry acceptance of our products or develop a profitable business. The failure to achieve any of these objectives would have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE ARE IN THE EARLY STAGE IN DEVELOPMENT, OUR ABILITY TO DEVELOP REAGENTS AND ASSAY KITS IS UNCERTAIN

     We expect in the future that a substantial portion of our revenues may be derived from the sale of reagents, assay kits and microplates. We have limited experience in the development, manufacture and marketing of reagents, assay kits and microplates, having only recently introduced our first assay kits, TKX-TM- and TKXtra-TM- and LJL designed microplates, HE-TM- (High Efficiency). We intend to continue to license assay technologies from third parties and to develop reagents, assay kits and microplates internally. We may not succeed in licensing any additional assay technologies on acceptable terms, if at all, and we may not successfully commercialize any reagents that we license. In addition, we are internally developing reagents, assay kits and microplates, but have limited experience in this area. We may not successfully develop additional reagents, assay kits or microplates internally, and any reagents, assay kits or microplates we do develop may not achieve market acceptance. We intend to outsource the manufacture of microplates and, as sales volumes increase, to also outsource the manufacture of reagents and assay kits. We may not be able to enter into agreements with third parties for the manufacture of reagents, assay kits or microplates on terms commercially acceptable to us or at all. In addition, we intend to sell reagents, assay kits and microplates to purchasers of high throughput screening and ultra-high throughput screening instruments, including the Analyst HT, Analyst AD and Acquest. Sales of the Analyst HT, Analyst AD and Acquest may not be sufficient to support this strategy. A failure to achieve commercial acceptance of our reagents, assay kits and microplates would have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE DEPEND ON NEW PRODUCTS AND OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, WE MAY NOT BE ABLE TO COMMERCIALIZE PRODUCTS WE DEVELOP

     The pharmaceutical and biotechnology instrumentation and reagents markets are characterized by rapid technological change and frequent new product introductions. Our future success will depend on our ability to enhance our current and planned high throughput screening and ultra-high throughput screening products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers, including fluorescence-based reagents and assay kits, as well as products based on our FLARe-TM- and SmartOptics-TM- technologies. We anticipate that production units for these new products may not be available for several months or years, if at all. The production of new high throughput screening and ultra-high throughput screening products, microplates, fluorescence-based reagents and assay kits may present development and manufacturing challenges. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of our new products or our product enhancements. Any failure to develop and introduce products in a timely manner in response to changing market demands or customer requirements could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE AND MAY NOT BE ABLE TO DEVELOP A DIRECT SALES FORCE OR DISTRIBUTION CHANNELS THAT CAN MEET OUR CUSTOMERS NEEDS, AND OUR FAILURE TO DO SO WILL HURT OUR FINANCIAL RESULTS

     We have limited experience in direct marketing, sales and distribution. Our future profitability will depend on our ability to further develop a direct sales force to sell our high throughput screening and ultra-high throughput screening products to pharmaceutical and biotechnology companies. Our products are technical in nature and we therefore believe it is necessary to develop a direct sales force consisting of people with scientific backgrounds and expertise. Competition for such employees is intense. We may not be able to attract and retain qualified salespeople or be able to build an efficient and effective sales and marketing organization. Failure to attract or retain qualified salespeople or to build such a sales and marketing organization would have a material adverse effect on our business, financial condition and results of operations.

     We intend to market our high throughput screening and ultra-high throughput screening products in certain international markets through distributors. Other than Japan, we do not currently have distributors in any international markets, and there can be no assurance that we will be able to engage qualified distributors. Such distributors may:

     -    fail to satisfy financial or contractual obligations to us;

     -    fail to adequately market our products;

     -    cease operations with little or no notice to us; or

     -    offer, design, manufacture or promote competing product lines.

     The failure to develop and maintain effective distribution channels could have a material adverse effect on our business, financial condition and results of operations.

WE PARTICIPATE IN A HIGHLY COMPETITIVE MARKET AND OUR PRODUCTS MAY NOT BE ACCEPTED IN THE MARKET

     The market for high throughput screening and ultra-high throughput screening products is highly competitive. We expect that competition will increase significantly as more biotechnology and pharmaceutical companies adopt high throughput screening and ultra-high throughput screening instruments as a drug discovery tool and as new companies enter the market with advanced technologies and products. We compete in many areas, including high throughput screening and ultra-high throughput screening products, microplates, assay development and reagent sales. We compete with companies which directly market high throughput and ultra-high throughput screening products. In addition, pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other research organizations are conducting research and developing products in various areas which compete with our technology platform, either on their own or in collaboration with others. Further, certain companies offer screening services on a contract or collaborative basis, and these services could eliminate a potential customer's need to purchase our products. Our technological approaches may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of our current or future competitors. Many of our competitors have greater financial, operational and personnel resources, and more experience in research and development, sales and marketing and other areas than we do.

THE HIGH THROUGHPUT SCREENING AND ULTRA-HIGH THROUGHPUT SCREENING MARKET IS CONCENTRATED, WHICH LIMITS THE NUMBER OF OUR POTENTIAL CUSTOMERS

     The market for high throughput screening and ultra-high throughput screening products is highly concentrated, with approximately 50 large pharmaceutical companies operating a substantial portion of our targeted drug discovery laboratories. Accordingly, we expect a relatively small number of customers will continue to account for a substantial portion of our revenues. We face risks associated with a highly concentrated customer base to which we sell our high throughput screening and ultra-high throughput screening products, including the failure to establish or maintain relationships within a limited customer pool, or substantial financial difficulties or decreased capital spending by our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.

OUR PRODUCTS HAVE LENGTHY SALES CYCLES, WHICH COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER

     The sale of high throughput screening and ultra-high throughput screening products typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycle associated with our products is expected to be lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond our control. Due to this lengthy and unpredictable sales cycle, our operating results could fluctuate significantly from quarter to quarter.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY NOT BE ABLE TO SCALE-UP OUR MANUFACTURING OPERATIONS TO COMMERCIAL LEVELS

     We are only producing Analyst HT, Acquest, Analyst AD, reagents and assay kits in limited quantities, and have not yet manufactured other products in significant quantities. We may encounter difficulties in scaling up production of our high throughput screening and ultra-high throughput screening products due to, among other things, quality control and assurance, component supply and availability of qualified personnel. Even if we successfully develop and introduce our products to market, we may not be able to manufacture them in sufficient quantities at acceptable cost while meeting quality control standards. We intend to outsource the manufacture of microplates and, as sales volumes increase, to outsource the manufacture of reagents and assay kits. Difficulties encountered in the manufacturing scale-up of Analyst HT, Analyst AD, Acquest and other high throughput screening and ultra-high throughput screening products could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH

     Our success will depend on the expansion of our operations and the effective management of growth, which will place a significant strain on our management, operational and financial resources. To manage such growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. Our failure to manage growth effectively would have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND UPON KEY PERSONNEL WHO MAY TERMINATE THEIR EMPLOYMENT WITH US AT ANY TIME; WE NEED TO HIRE ADDITIONAL QUALIFIED PERSONNEL

     Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Lev J. Leytes, the Chairman of our Board of Directors, President and Chief Executive Officer. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring such qualified personnel is often lengthy. There can be no assurance that we can recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE DEPEND ON SUPPLIERS AND CONTRACT MANUFACTURERS, WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL

     Certain components used in our high throughput screening and ultra-high throughput screening products are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

     - delays associated with redesigning a product due to a failure to obtain a single source component;

     -    an inability to obtain an adequate supply of required components; and

     -    reduced control over pricing, quality and timely delivery.

     We do not maintain long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could have a material adverse effect on our business, financial condition and results of operations. We intend to rely on contract manufacturers, some of which may be single source vendors, for the development, manufacture and supply of certain of our reagents, assay kits and microplates. There can be no assurance that we will be able to enter into such manufacturing contracts on commercially reasonable terms, if at all, or that our current or future contract manufacturers will meet our requirements for quality, quantity or timeliness. If the supply of any components, reagents, assay kits or microplates is interrupted, components, reagents, assay kits and microplates from alternative suppliers and contract manufacturers may not be available in sufficient volumes within required timeframes, if at all, to meet our production needs.

WE HAVE AN ACCUMULATED DEFICIT AND OUR FUTURE PROFITABILITY IS UNCERTAIN

     As of June 30, 1999, we had an accumulated deficit of approximately $17.2 million. The expansion of our operations and continued development of our high throughput screening and ultra-high throughput screening products will require a substantial increase in sales, marketing and research and development expenditures for at least the next several years. As a result, we expect to incur operating losses for the next several years. Our profitability will depend on our ability to successfully develop and commercialize our high throughput screening and ultra-high throughput screening products. Accordingly, the extent of future losses and the time required to achieve profitability, if achieved at all, is highly uncertain. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

WE MAY NEED TO RAISE CAPITAL IN THE FUTURE AND ADDITIONAL FUNDING IS UNCERTAIN

     We may be required to raise substantial additional capital over a period of several years in order to develop and commercialize our products. Our future capital requirements will depend on numerous factors, including the costs associated with:

     -    developing and commercializing our products;

     -    developing a direct marketing and sales force;

     - maintaining existing, or entering into future, licensing and distribution agreements;

     -    protecting intellectual property rights;

     -    expanding our reagents and assay kits business;

     -    expanding facilities; and

     - consummating possible future acquisitions of technologies, products or businesses.

     We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we may be required to raise additional capital through a variety of sources, including the public equity market, private equity financing, collaborative arrangements, and public or private debt. Additional capital may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, which would have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

WE HAVE INTERNATIONAL SALES AND OPERATIONS, WHICH SUBJECT US TO RISKS RELATED TO FOREIGN CURRENCY EXCHANGE RATES, TARIFFS, FOREIGN REGULATIONS, IMPORT AND EXPORT RESTRICTIONS AND DIFFICULTIES MANAGING AND STAFFING INTERNATIONAL OPERATIONS.

     We sell products in foreign countries in local currencies, which exposes us to foreign currency exchange risk. In order to reduce the risk from fluctuation in foreign currency exchange rates, our UK subsidiary uses the U.S. dollar as its functional currency; however, our UK subsidiary bills its customers in the customer's local currency. Foreign currency assets and liabilities are translated into U.S. dollars at end-of-period exchange rates, except for property and equipment, which is translated at historical exchange rates. Revenue and expenses are translated at average exchange rates in effect during each period. Gains or losses from foreign currency transactions are included in net income (loss) and to date have not been material. We have not entered into any currency hedging activities.

     We expect that international sales could account for a significant portion of our total revenues in the future. International sales and operations are subject to a number of risks, including:

     -    the imposition of government controls;

     -    export license requirements;

     -    restrictions on the export of critical technology;

     -    political and economic instability or conflicts;

     -    trade restrictions;

     -    changes in tariffs and taxes;

     -    difficulties in staffing and managing international operations;

     -    problems in establishing or managing distributor relationships; and

     -    general economic conditions.

     In addition, as we expand our international operations and the amount of revenue invoiced in local currencies becomes a larger portion of our business, fluctuations in the value of foreign currencies relative to the U.S. dollar may adversely affect our business, financial condition and results of operations.

WE MAY ACQUIRE TECHNOLOGIES AND BUSINESSES, WHICH COULD EXPOSE US TO ADDITIONAL RISKS AND BE DILUTIVE TO EXISTING STOCKHOLDERS

     We may acquire certain technologies, products or businesses to broaden the scope of our existing and planned product lines and technologies. Such acquisitions would expose us to:

     - the risks associated with the assimilation of new technologies, operations, sites and personnel;

     - the diversion of resources from our existing business and technologies;

     - the inability to generate revenues to offset associated acquisition costs;

     - the requirement to maintain uniform standards, controls, and procedures; and

     - the impairment of relationships with employees and customers as a result of any integration of new management personnel.

     Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt or additional expenses associated with the amortization of acquired intangible assets or potential businesses. Our failure to successfully address such risks could have a material adverse effect on our business, financial condition and results of operations.

THIRD PARTY INTELLECTUAL PROPERTY RIGHTS MAY LIMIT OUR ABILITY TO DEVELOP AND SELL OUR PRODUCTS; WE HAVE LICENSED TECHNOLOGY THAT WE USE IN OUR PRODUCTS, BUT WE COULD LOSE RIGHTS TO THIS TECHNOLOGY AND THE ABILITY TO SELL OUR PRODUCTS IF WE MATERIALLY BREACH THIS LICENSE

     Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. We hold four U.S. patents. We have 11 pending U.S. patent applications, one pending European patent application, five international patent applications and 26 provisional U.S. patent applications. To supplement our proprietary technology, we have licensed ten patents and one patent application from FluorRx pursuant to a June 1997 agreement, as amended. In October 1998, we exercised our option under this agreement to license three more patents that are expected to result from patent applications that FluorRx has in process. Under this license, we obtained certain worldwide rights relating to FluorRx's FLARe technology. Certain of these rights have been licensed on an exclusive basis. Certain other rights have been licensed on a non-exclusive basis, and therefore could be or are licensed to third parties. In accordance with this agreement, we paid one-time fees as well as agreed to pay royalties based on sales of our products that incorporate this technology. The license may be terminated in the event of a material breach by us. Furthermore, FluorRx may elect to convert the exclusive rights into non-exclusive rights in the event that we fail to make certain minimum royalty payments. If FluorRx were to terminate the license due to a material breach of the license by us, we would lose the right to incorporate FLARe technology into our high throughput screening and ultra-high throughput screening products, which would require us to exclude FLARe technology from our existing and future products and either license or internally develop alternative technologies. There can be no assurance that we would be able to license alternative technologies on commercially acceptable terms, or at all, or that we would be capable of internally developing such technologies. Furthermore, other companies may independently develop technology with functionality similar or superior to the FLARe technology that does not or is claimed not to infringe the FLARe patents or that otherwise circumvents the technology we have licensed.

     We are aware of third party patents that contain issued claims that may cover certain aspects of our reagent technologies. In the future we may be required to license third-party patents to produce certain reagents, assay kits and related products. Licenses for such patents may not be available on commercially acceptable terms, if at all.

Any action against us claiming damages and seeking to enjoin commercial activities relating to the affected technologies could subject us to potential liability for damages. We could incur substantial costs in defending patent infringement claims, obtaining patent licenses, engaging in interference and opposition proceedings or other challenges to our patent rights or intellectual property rights made by third parties, or in bringing such proceedings or enforcing any patent rights against third parties. Our inability to obtain necessary licenses or our involvement in proceedings concerning patent rights could have a material adverse effect on our business, financial condition and results of operations.

     The patent positions of bioanalytical product companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, there can be no assurance that our patent applications or those of our licensor will result in patents being issued or that any issued patents will provide protection against competitive technologies or will be held valid if challenged or circumvented. Others may independently develop products similar to ours or design around or otherwise circumvent patents issued to us. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign our products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. If we do not obtain the necessary licenses, we could be subject to litigation and encounter delays in product introductions while we attempt to design around such patents. Alternatively, the development, manufacture or sale of such products could be prevented. Litigation would result in significant costs to us as well as diversion of management time. Adverse determinations in any such proceedings could have a material adverse effect on our business, financial condition and results of operations.

     We also rely on trade secret and copyright law, as well as employee and third-party nondisclosure agreements to protect our intellectual property rights in our products and technology. There can be no assurance that these agreements and measures will provide meaningful protection of our trade secrets, copyrights, know-how, or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. In addition, others may independently develop substantially equivalent proprietary technologies. Litigation to protect our trade secrets or copyrights would result in significant costs to us as well as diversion of management time. Adverse determinations in any such proceedings or unauthorized disclosure of our trade secrets could have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as U.S. laws. There can be no assurance that we will be able to protect our intellectual property in these markets.

SOME OF OUR PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATION, AND THE FAILURE BY US OR OUR OEM CUSTOMERS TO COMPLY WITH GOVERNMENT REGULATIONS COULD LIMIT OUR SALES OF THESE PRODUCTS

     While we believe that none of our high throughput screening and ultra-high throughput screening products will be regulated as medical devices or otherwise subject to FDA regulation, our clinical diagnostics products, including the Luminometer, Q2000, Horizon and a microplate heater, are subject to FDA regulation as medical devices, as well as similar foreign regulation. The process of obtaining and maintaining required regulatory clearances and approvals and otherwise remaining in regulatory compliance in the U.S. and certain other countries is lengthy, expensive and uncertain. Although we have phased out production of the Luminometer, Q2000 and the microplate heater, we will continue to manufacture the Horizon on an OEM basis during 1999 but do not expect to manufacture the Horizon after 1999. The Horizon is used in research and clinical laboratories to perform in vitro diagnostic tests, which are exempt from investigational device exemption requirements, including the need to obtain the FDA's prior approval, provided that, among other things:

     -    the testing is noninvasive;

     - the product is not used as a diagnostic procedure without confirmation by another medically established test or procedure; and

     - distribution controls are established to assure that in vitro diagnostic products distributed for research are used only for those purposes.

     To our knowledge, our OEM customers have met these conditions. However, the FDA may not agree that our OEM customers' distribution of our clinical diagnostic products meet and have met the requirements for investigational device exemption. Failure by us, our OEM customers or the recipients of our clinical diagnostic products to comply with the investigational device exemption requirements could result in enforcement action by the FDA, which could adversely affect us or our OEM customers' ability to gain marketing clearance or approval of these products or could result in the recall of previously distributed products.

     Applicable law requires that we comply with the FDA's regulations for the manufacture of the Horizon. The FDA monitors compliance with its regulations by subjecting medical product manufacturers to periodic FDA inspections of their manufacturing facilities. The FDA has recently revised its regulations, and the new regulations impose design controls and make other significant changes in the requirements applicable to manufacturers. We are also subject to other regulatory requirements, and may need to submit reports to the FDA, including adverse event reporting. Failure to comply with current FDA regulations or other applicable legal requirements can lead to, among other things:

     -    warning letters;

     -    seizure of violative products;

     -    suspension of manufacturing, government injunctions; and

     - potential civil or criminal liability on our part and the part of the responsible officers and employees.

     In addition, the government may halt or restrict continued sale of such instruments. Any such actions could have a material, adverse effect on our business, financial condition and results of operations.

     In conjunction with the export of our clinical diagnostics instruments, we maintain International Organization for Standardization ("ISO") 9001 certification and apply the CE mark to certain products that are exported, which subjects our operations to periodic surveillance audits. While we believe we are currently in compliance with all applicable regulations and standards, there can be no assurance that our operations will be found to comply with these regulations or standards or other applicable legal requirements in the future or that we will not be required to incur substantial costs to maintain our compliance with existing or future manufacturing regulations, standards or other requirements. Any such noncompliance or increased cost of compliance could have a material adverse effect on our business, results of operations and financial condition.

     We are also subject to numerous federal, state and local laws relating to safe working conditions, manufacturing practices, environmental protection, storage, use and disposal of hazardous or potentially hazardous substances. Any material failure to comply with such laws could require us to incur significant costs and would have a material, adverse effect upon our ability to do business. Changes in existing requirements or adoption of new requirements or policies relating to government regulations could materially and adversely affect our ability to comply with such requirements.

WE USE HAZARDOUS MATERIALS AND IMPROPER HANDLING OF THESE MATERIALS BY OUR EMPLOYEES OR AGENTS COULD EXPOSE US TO SIGNIFICANT FINANCIAL PENALTIES

     Our research and development and manufacturing operations involve the use of hazardous materials, biological samples and chemicals. In the future, we plan to manufacture certain reagents, some of which likely will contain hazardous materials, including carcinogens. We are subject to federal, state and local laws and regulations governing the storage, use, and disposal of such materials and certain waste products. The risk of accidental contamination or injury from the use of these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages that result and any such liability could exceed our resources, which would have a material adverse effect on us. We may incur substantial costs to comply with environmental and safety regulations if we develop our own commercial reagents manufacturing facility.

YEAR 2000 PROBLEMS COULD ADVERSELY IMPACT OUR BUSINESS

     We have established a year 2000 Program to address certain year 2000 issues. This program focuses on four key areas of readiness:

     - Internal Infrastructure Readiness, addressing internal hardware and software, including both information and non-information technology systems;

     - Supplier Readiness, addressing the preparedness of suppliers providing material incorporated into our products;

     -    Product Readiness, addressing product functionality; and

     - Customer Readiness, addressing customer support and transactional activity.

     For each readiness area, we are in the process of performing risk assessment, conducting testing, repairing year 2000 issues, developing contingency plans to mitigate unknown risks, and communicating year 2000 information to employees, suppliers, customers and other third parties.

INTERNAL INFRASTRUCTURE READINESS. We have completed an assessment of our internal software applications and information technology hardware and have commenced work on testing and repairs. Readiness activities are intended to encompass all major categories of software applications we use, including:

     - those used for manufacturing, engineering, sales, finance, and human resources;

     - hardware, including hubs, routers, telecommunication equipment, workstations and other items; and

     - non-information technology systems, including embedded systems, facilities and other operations, such as financial, banking, security and utility systems.

     We have completed the evaluation of our mission critical internal infrastructure and have also tested approximately 90% of our mission critical internal infrastructure and determined it to be year 2000 ready. The remainder is currently undergoing testing but is believed to be year 2000 ready based on representations by the supplier. Testing and repair activity is mostly completed with the remainder scheduled for completion by August 31, 1999. Although we have not yet found any significant mission critical software applications which require repair, any repairs that may yet be found to be required are expected to be completed by August 31, 1999. Evaluation, testing and repair will be made on an on-going basis for any internal infrastructure components we newly acquire through December 31, 1999.

SUPPLIER READINESS. This area focuses on minimizing two components of risk associated with suppliers:

     -    a supplier's product integrity; and

     - a supplier's business capability to continue providing products and services.

     We have identified and contacted key suppliers regarding their relative risks in these two components. To date, we have received responses from approximately 90 percent of our key suppliers, who indicate that the products provided to us are year 2000 compliant or they are in the process of developing or executing repair plans to address year 2000 issues which may affect their ability to continue providing products and services to us, which they intend to have completed before January 1, 2000. Our assessment of our key suppliers' year 2000 readiness, and testing and repair of any year 2000 compliance issues, is scheduled to be completed by August 31, 1999. We will continue this evaluation and communication process on an on-going basis for any new suppliers who begin providing products and services to us through December 31, 1999.

PRODUCT READINESS. This area focuses on identifying and resolving year 2000 issues existing in our products. This area encompasses a number of activities, including testing, evaluation, engineering and manufacturing implementation. We have completed a year 2000 readiness assessment for our current generation of released high throughput screening products based upon a series of industry-recognized testing parameters and have determined that these products are year 2000 ready.

CUSTOMER READINESS. This area focuses on customer readiness as it relates to our responsibility to provide customer support, including retrofitting products as well as providing other services to our customers. Primarily due to our product readiness efforts regarding our current generation of released products, we have completed our assessment of year 2000 risk in this area and have determined there are no issues to address.

SUMMARY. If required, we will formulate contingency plans by September 30, 1999, for those software applications, hardware and non-information technology systems found to not be year 2000 ready. We may also formulate contingency plans by September 30, 1999 for key suppliers that do not plan on being year 2000 compliant until the last quarter of 1999. We do not anticipate that we will need contingency plans for our mission critical software applications, hardware and non-information technology systems, nor do we expect to need contingency plans for our current generation of released products.

     We believe the overall cost to address year 2000 issues will not be material; however, we are continually testing and making necessary repairs and we may need to reassess this estimate over time.

     Due to the inherent uncertainty surrounding the year 2000 issue, we cannot anticipate all of the possible problems that may occur. Adverse consequences from year 2000 issues may materially affect our warranty liability, the value of capitalized software applications, hardware and non-information technology systems, the carrying value of our inventory, as well as our financial condition, results of operation and cash flows. Year 2000 readiness problems could also subject us to litigation, which may include consequential damages. problems could also subject us to litigation, which may include consequential damages.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between each of their existing sovereign currencies and the Single European Currency ("Euro"). The participating countries adopted the Euro as their common legal currency on that date, with a transition period through January 1, 2002 regarding certain elements of the Euro change. We do not expect the transition to, or use of, the Euro to materially or adversely affect our business, financial condition or results of operation.

OUR FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE

     Our future operating results are likely to fluctuate substantially from year to year and quarter to quarter. The degree of fluctuation will depend on a number of factors, including:

     -    the timing and level of sales;

     - the mix of products sold through direct sales channels and third party distributors; and

     - any change in the product mix among our existing and planned product lines.

     Fluctuations of these factors could have a material adverse effect on our business, financial condition and results of operations. Because a significant portion of our business is expected to be derived from orders placed by a limited number of large customers, variations in the timing of such orders could cause significant fluctuations in our operating results. Other factors that may result in fluctuations in operating results include:

     - industry acceptance of high throughput screening and ultra-high throughput screening as a drug discovery tool;

     -    market acceptance of our products;

     - the timing of new product announcements and the introduction of new products and new technologies by us or our competitors;

     -    delays in research and development of new products;

     -    increased research and development expenses;

     - increased marketing and sales expenses associated with the implementation of our direct marketing efforts;

     -    availability and cost of component parts from our suppliers;

     -    competitive pricing pressures; and

     -    developments with respect to regulatory matters.

     In connection with future introductions of new products, we may be required to record charges for inventory obsolescence in connection with unsold inventory, if any, of older generations of products.

     Our expenditures for research and development, selling and marketing and general and administrative functions are based in part on future revenue projections. We may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues, which may have a material adverse effect on our business, financial condition and results of operations. We may be required to reduce prices in response to competitive pressures or other factors or increase spending to pursue new market opportunities. Any decline in the average selling price of a product which is not offset by a reduction in product costs or by sales of other products with higher gross margins would decrease our overall gross profit and adversely affect our business, financial condition and results of operations. In addition, our operating results may vary from the expectations of public market analysts and investors, and, as a result, the price of our common stock could be materially and adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures contains forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update these forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     INTEREST RATE SENSITIVITY. The fair value of the Company's investments in marketable securities at June 30, 1999 was $11.7 million. The Company's strategy to reduce investment risk is to invest primarily in short-term marketable securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. The remainder of the Company's marketable securities portfolio is invested in marketable securities with maturity dates of 24 months or less. The Company diversifies its marketable securities portfolio by investing in multiple types of investment grade securities. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

     FOREIGN CURRENCY EXCHANGE RATE RISK. The Company has a wholly owned UK subsidiary, which exposes the Company to foreign currency exchange rate risk. In order to reduce the risk from fluctuation in foreign currency exchange rates, the Company's UK subsidiary uses the U.S. dollar as its functional currency; however, its UK subsidiary does bill its customers in the currency of the customer's country. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for property and equipment, which is translated at historical exchange rates. Revenue and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Gains or losses from foreign currency transactions are included in net income (loss). The Company has not entered into any currency hedging activities.

-------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1: LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a: Exhibits

     Exhibit 27.1 - Financial Data Schedule.

b: Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

-------------------------------------------------------------------------------
SIGNATURES
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LJL BIOSYSTEMS, INC.

Date: August 16, 1999         By: /S/ LEV J. LEYTES
                                  -------------------------
                                  Lev J. Leytes
                                  PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                  CHAIRMAN OF THE BOARD OF DIRECTORS
                                  (DULY AUTHORIZED AND PRINCIPAL EXECUTIVE
                                  OFFICER)

                              By: /S/ LARRY TANNENBAUM
                                  -------------------------
                                  Larry Tannenbaum
                                  SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                  OFFICER
                                  (DULY AUTHORIZED AND PRINCIPAL FINANCIAL
                                  OFFICER)

                              By: /S/ ROBERT T. BEGGS
                                  -------------------------
                                  Robert T. Beggs
                                  VICE PRESIDENT OF FINANCE AND ADMINISTRATION
                                  (DULY AUTHORIZED AND PRINCIPAL ACCOUNTING
                                  OFFICER)

-------------------------------------------------------------------------------
INDEX TO EXHIBITS
-------------------------------------------------------------------------------

EXHIBIT                                                                  PAGE

Exhibit 27.1 - Financial Data Schedule..........................