Form 10-Q
period 1999-09-30
LJL BIOSYSTEMS INC
filed 1999-11-15
CIK 1042162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                        Commission file number 333-43529

                      ------------------------------------

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

                      ------------------------------------

                                 (408) 541-8787
              (Registrant's telephone number, including area code)

                      ------------------------------------

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

As of October 31, 1999, 12,730,041 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LJL BIOSYSTEMS, INC.
INDEX
--------------------------------------------------------------------------------

Item No.                                                                                          Page
--------                                                                                          ----
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Condensed Financial Statements (Unaudited).....................      3
                  Consolidated Condensed Balance Sheet as of September 30, 1999
                  and December 31, 1998 (Unaudited)...........................................      3
                  Consolidated Condensed Statement of Operations for the Three- and
                  Nine-Month Periods Ended September 30, 1999 and 1998 (Unaudited)............      4
                  Consolidated Condensed Statement of Cash Flows for the Nine-Month
                  Periods Ended September 30, 1999 and 1998 (Unaudited).......................      5
                  Notes to Consolidated Condensed Financial Statements (Unaudited)............      6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................      7

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..................     22

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................................................     23
Item 2.           Changes in Securities and Use of Proceeds...................................     23
Item 3.           Defaults Upon Senior Securities.............................................     23
Item 4.           Submission of Matters to a Vote of Security Holders.........................     23
Item 5.           Other Information...........................................................     23
Item 6.           Exhibits and Reports on Form 8-K............................................     23
                  Signatures..................................................................     24
                  Exhibits....................................................................     25

--------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.           CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                              LJL BIOSYSTEMS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                   September 30,           December 31,
                                                       1999                    1998
                                                   -------------          -------------
ASSETS
Current assets:
   Cash and cash equivalents ............          $  1,832,000           $  1,831,000
   Short-term investments ...............             4,683,000              5,510,000
   Accounts receivable ..................             1,273,000                840,000
   Inventories ..........................             2,665,000              1,173,000
   Other current assets .................               315,000                262,000
                                                   ------------           ------------

     Total current assets ...............            10,768,000              9,616,000

Property and equipment, net .............               817,000                789,000
Investments .............................             2,974,000              2,863,000
Loan receivable from related parties ....               223,000                190,000
                                                   ------------           ------------

                                                   $ 14,782,000           $ 13,458,000
                                                   ------------           ------------
                                                   ------------           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .....................          $  1,194,000           $    508,000
   Accrued expenses .....................             2,055,000              1,801,000
   Customer deposits ....................               180,000                 19,000
   Current portion of long-term debt ....               234,000                168,000
                                                   ------------           ------------

     Total current liabilities ..........             3,663,000              2,496,000

Long-term debt, net of current portion ..               556,000                542,000
                                                   ------------           ------------

     Total liabilities ..................             4,219,000              3,038,000
                                                   ------------           ------------

Stockholders' equity:
   Common stock .........................                13,000                 11,000
   Additional paid-in capital ...........            30,244,000             23,258,000
   Deferred stock compensation ..........              (480,000)              (614,000)
   Accumulated other comprehensive income               (50,000)                 6,000
   Accumulated deficit ..................           (19,164,000)           (12,241,000)
                                                   ------------           ------------

     Total stockholders' equity .........            10,563,000             10,420,000
                                                   ------------           ------------

                                                   $ 14,782,000           $ 13,458,000
                                                   ------------           ------------
                                                   ------------           ------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              LJL BIOSYSTEMS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                                          1999                 1998                 1999                 1998
                                                      ------------         ------------         ------------         ------------

Net sales ....................................        $  2,583,000         $  1,425,000         $  5,960,000         $  2,809,000
Cost of sales ................................             807,000              776,000            2,387,000            1,806,000
                                                      ------------         ------------         ------------         ------------

Gross profit .................................           1,776,000              649,000            3,573,000            1,003,000
                                                      ------------         ------------         ------------         ------------

Operating expenses:
   Research and development ..................           1,672,000            1,426,000            4,931,000            4,208,000
   Selling, general and administrative .......           2,207,000            1,623,000            5,989,000            3,541,000
                                                      ------------         ------------         ------------         ------------

     Total operating expenses ................           3,879,000            3,049,000           10,920,000            7,749,000
                                                      ------------         ------------         ------------         ------------

Loss from operations .........................          (2,103,000)          (2,400,000)          (7,347,000)          (6,746,000)
Interest and other income, net ...............             130,000              221,000              489,000              505,000
Interest expense .............................             (23,000)             (14,000)             (65,000)             (17,000)
                                                      ------------         ------------         ------------         ------------

Net loss .....................................          (1,996,000)          (2,193,000)          (6,923,000)          (6,258,000)

Accretion of mandatorily redeemable
   convertible preferred stock redemption
   value .....................................                   -                    -                    -             (254,000)
                                                      ------------         ------------         ------------         ------------

Net loss available to common stockholders ....        $ (1,996,000)        $ (2,193,000)        $ (6,923,000)        $ (6,512,000)
                                                      ------------         ------------         ------------         ------------
                                                      ------------         ------------         ------------         ------------

Basic and diluted net loss per share available
   to common stockholders ....................        $      (0.16)        $      (0.21)        $      (0.56)        $      (0.73)
                                                      ------------         ------------         ------------         ------------
                                                      ------------         ------------         ------------         ------------

Shares used in computation of basic and
   diluted net loss per share available
   to common stockholders ....................          12,687,089           10,420,246           12,450,623            8,866,504
                                                      ------------         ------------         ------------         ------------
                                                      ------------         ------------         ------------         ------------


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              LJL BIOSYSTEMS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended September 30,
                                                                             1999                  1998
                                                                         ------------         ------------

Cash flows from operating activities:
   Net loss .....................................................        $ (6,923,000)        $ (6,258,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ..............................             290,000              210,000
     Stock compensation expense .................................             134,000              132,000
     Changes in assets and liabilities:
       Accounts receivable ......................................            (433,000)            (697,000)
       Inventories ..............................................          (1,492,000)          (1,090,000)
       Other current assets .....................................             (53,000)             132,000
       Accounts payable .........................................             686,000             (388,000)
       Accrued expenses .........................................             254,000            1,220,000
       Customer deposits ........................................             161,000             (124,000)
                                                                         ------------         ------------
         Net cash used in operating activities ..................          (7,376,000)          (6,863,000)
                                                                         ------------         ------------

Cash flows from investing activities:
   Purchases of property and equipment ..........................            (318,000)            (497,000)
   Purchases of investments .....................................          (5,809,000)         (12,934,000)
   Proceeds from sales and maturities of investments ............           6,465,000            2,968,000
                                                                         ------------         ------------
         Net cash used in (provided by) investing activities ....             338,000          (10,463,000)
                                                                         ------------         ------------

Cash flows from financing activities:
   Proceeds from borrowings .....................................             223,000              596,000
   Repayments of borrowings .....................................            (143,000)            (125,000)
   Issuance of long-term notes receivable from related parties ..             (33,000)            (190,000)
   Proceeds from issuance of common stock, net ..................           6,988,000           12,951,000
                                                                         ------------         ------------
         Net cash provided by financing activities ..............           7,035,000           13,232,000
                                                                         ------------         ------------

Effect of exchange rate changes on cash and cash equivalents ....               4,000                    -
Net increase (decrease) in cash and cash equivalents ............               1,000           (4,094,000)
Cash and cash equivalents at beginning of period ................           1,831,000            5,525,000
                                                                         ------------         ------------

Cash and cash equivalents at end of period ......................        $  1,832,000         $  1,431,000
                                                                         ------------         ------------
                                                                         ------------         ------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest .......................................        $     65,000         $     17,000
                                                                         ------------         ------------
                                                                         ------------         ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Issuance of common stock upon conversion of mandatorily
     redeemable convertible preferred stock .....................       $           -         $  9,562,000
                                                                         ------------         ------------
                                                                         ------------         ------------

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

NOTE 2 - INVENTORIES:

                                                 September 30,       December 31,
                                                     1999                  1998
                                                 -------------       ------------

     Raw materials .....................          $1,210,000          $  476,000
     Work-in-process ...................             398,000                   -
     Finished goods ....................           1,057,000             697,000
                                                 -------------       ------------

                                                  $2,665,000          $1,173,000
                                                 -------------       ------------
                                                 -------------       ------------


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

         On January 27, 1999, the Company received cash proceeds of $6.7 million, net of issuance costs of $270,000, in connection with a private placement of 2.0 million shares of unregistered, restricted common stock. The terms of the sale required that the Company file a registration statement covering such shares, which became effective on July 21, 1999.

NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the three- and nine-month periods ended September 30, 1999 and 1998. For the nine-month period ended September 30, 1998, net loss available to common stockholders includes accretion of the preferred stock redemption value in the amount of $254,000.

NOTE 5 - COMPREHENSIVE INCOME:

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" during 1998. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's consolidated financial statements. The measurement and presentation of net loss did not change as a result of adopting SFAS 130. Comprehensive income is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income includes certain changes in the equity of the Company that are excluded from net loss. Specifically, SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, which otherwise would have been reported separately in stockholders' equity, to be included in accumulated other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion below contains certain forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company assumes no obligation to update such forward-looking statements. See "Additional Factors That May Affect Future Results" for a discussion of factors which could cause or contribute to such material differences. The following presentation of management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information included therein.

OVERVIEW

         In the second half of 1996, the Company implemented a new strategic business model aimed at developing products for the emerging high throughput screening market, which enables accelerated drug discovery, by leveraging its existing technology platform and product development and manufacturing expertise. In connection with this change in strategy, the Company shifted its focus from developing and manufacturing OEM clinical diagnostics and research products to developing, manufacturing and marketing its own products for high throughput screening. As part of its shift in focus, the Company has de-emphasized its OEM development activities and has phased out production of all but one of its OEM instruments. The Company has continued to manufacture this OEM product during 1999, but does not expect to manufacture this OEM product in periods after 1999.

RESULTS OF OPERATIONS

REVENUES. Total revenues were $2,583,000 for the three months ended September 30, 1999, compared to $1,425,000 for the three months ended September 30, 1998, representing an increase of $1,158,000. This increase in revenues was due to increased sales of the Company's high throughput screening products, particularly higher unit sales volume of the Company's Acquest-TM- instrument, higher international sales and some OEM revenue. The Company began shipping and recognizing revenue on its ultra high throughput screening product, Acquest, in the fourth quarter of 1998. The Company's marketing focus continues to be directed at penetrating large pharmaceutical accounts; therefore, revenue generated from multiple sales to these large pharmaceutical customers continues to be a significant percentage of revenues. For the three-month period ended September 30, 1999, 30% of revenues was generated from instrument sales to two large pharmaceutical customers. The Company's revenues from the sale of its OEM product, Horizon, were $339,000 or 13% of its total revenues for the three months ended September 30, 1999, compared to $27,000 or 2% of its total revenues for the three months ended September 30, 1998. The Company expects less than 10% of its total revenues to be derived from OEM product sales during 1999 and expects little or no OEM product sales after 1999.

COST OF SALES. Cost of sales was $807,000 for the three months ended September 30, 1999, compared to $776,000 for the three months ended September 30, 1998, representing an increase of $31,000. This increase was primarily due to the increase in sales volume in the third quarter of 1999 compared to the third quarter in 1998, including higher sales volumes of Acquest which the Company began shipping in the fourth quarter of 1998. Gross profit, as a percentage of net sales, was 69% for the three months ended September 30, 1999, compared to 46% for the three months ended September 30, 1998. This increase was the result of increased absorption of manufacturing overhead by higher sales volumes for the third quarter of 1999, as compared to the third quarter of 1998. This increase was also attributable to sales of the Company's Acquest, during the third quarter of 1999, which is sold at a higher gross margin than the Company's other products. The Company expects that gross profit, as a percentage of sales, may vary from quarter to quarter for the next several years due to product mix variances and until the Company is able to spread its manufacturing costs over higher production levels for Analyst-TM- HT, Analyst AD, Acquest and related products.

RESEARCH AND DEVELOPMENT. Research and development expenses were $1,672,000 for three months ended September 30, 1999, compared to $1,426,000 for the three months ended September 30, 1998, representing an increase of $246,000. This increase was primarily due to increased costs associated with the continued development of the Company's high throughput screening and ultra high throughput screening product platform, including the addition of research and development personnel since the third quarter of 1998. Although the Company expects research and development expenditures to continue to fluctuate from quarter to quarter, the Company expects research and development expenditures to continue to increase in absolute dollars in future periods to support the development of its high throughput screening and ultra high throughput screening product lines.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $2,207,000 for the three months ended September 30, 1999, compared to $1,623,000 for the three months ended September 30, 1998, representing an increase of $584,000. This increase was primarily due to increases in sales and marketing expenses associated with the addition of sales and marketing personnel since the third quarter of 1998. Additionally, the Company incurred higher marketing expenses for Analyst HT, Analyst AD and Acquest, as well as other increases in general and administrative expenses including the additional administrative infrastructure necessary as a public company. The increase is also due to higher trade show and travel expenses for the Society for BioMolecular Screening Conference, one of the Company's most significant annual marketing events, that was held in Scotland in the third quarter of 1999, whereas the Society for BioMolecular Screening Conference was held in Boston, MA in the third quarter of 1998. The Company expects selling, general and administrative expenses to increase in absolute dollars in future periods as the Company continues to expand its sales, marketing and administrative infrastructure.

INTEREST AND OTHER INCOME, NET. Net interest and other income was $130,000 for the three months ended September 30, 1999, compared to $221,000 for the three months ended September 30, 1998, representing a decrease of $91,000. This decrease was primarily due to lower interest earned on lower levels of cash, cash equivalents and investments in the third quarter of 1999, compared to the third quarter of 1998.

INTEREST EXPENSE. Interest expense was $23,000 for the three months ended September 30, 1999, compared to $14,000 for the three months ended September 30, 1998. This increase was primarily due to interest paid on the Company's line of credit, under which borrowings began in June 1998.

INCOME TAXES

         No provision for income taxes was recorded for the three- and nine-month periods ended September 30, 1999 or 1998, as the Company incurred net operating losses and had no carryback potential. Utilization of net operating loss carryforwards, which begin to expire in 2013, may be subject to limitations as set forth in applicable federal and state laws. Due to uncertainties regarding realizability of the deferred tax assets, the Company has provided a full valuation allowance on all deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had cash, cash equivalents, and investments of $9.5 million, working capital of $7.1 million, and an accumulated deficit of approximately $19.2 million. The Company completed its initial public offering of its common stock in March 1998, raising approximately $12.2 million in cash, net of underwriting discounts and associated costs. In April 1998, the Company sold an additional 88,000 shares of common stock in connection with the exercise of an over-allotment option granted to the underwriters and received cash proceeds, net of underwriting commissions and associated costs, of approximately $600,000. In January 1999, the Company received cash proceeds of approximately $6.7 million, net of issuance costs, in connection with a private placement of two million shares of unregistered restricted common stock. The terms of the sale required that the Company file a registration statement covering such shares, which became effective on July 21, 1999. Prior to its initial public offering, the Company satisfied its liquidity needs primarily through cash flows generated from operations, private sales of preferred stock, and, to a lesser extent, from bank loans for equipment purchases and loans from stockholders.

         Net cash from operating activities has historically fluctuated based on the timing of payments of accounts payable balances, receipts of customer deposits, payments of accounts receivable balances, changes in inventory balances resulting from varying levels of manufacturing activities and fluctuations in the Company's net loss. Net cash used in operating activities totaled $7.4 million and $6.9 million during the nine months ended September 30, 1999 and 1998, respectively, and was primarily due to the Company's net losses for the corresponding periods of $6.9 million and

$6.3 million, respectively. The increase in net cash used in operations during 1999 was partially attributable to changes in inventories, other assets and accrued expenses. The increase in net cash used in operations was partially offset by changes in accounts payable, customer deposits and accounts receivable balances.

         Net cash provided by (used in) investing activities totaled $338,000 and $(10.5) million for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by investing activities in the first nine months of 1999 was primarily due to proceeds from sales and maturities of investments, net of purchases of investments. Net cash used in investing activities in the first nine months of 1998 was primarily due to a net investment of $10.0 million in investment grade, interest-bearing financial instruments. These financial instruments, like all fixed income instruments, are subject to interest rate risk and may fluctuate in value if market interest rates fluctuate. The Company attempts to limit this exposure by primarily investing in short-term investments.

         Net cash provided by financing activities totaled $7.0 million and $13.2 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in net cash from financing activities for the nine-month period ended September 30, 1999, compared to the nine-month period ended September 30, 1998, was primarily due to the Company's private placement of common stock during the first quarter of 1999, which raised approximately $6.7 million, net of issuance costs, compared to the Company's initial public offering, which raised approximately $12.8 million in cash, net of underwriting discounts and associated costs, during the first nine months of 1998. The lower net cash from financing activities for the nine-month period ending September 30, 1999 also resulted from a decrease in the amount drawn from the Company's line of credit, compared to the nine-month period ending September 30, 1998.

         In February 1998, the Company entered into an equipment financing agreement that provides a $1.3 million line of credit which can be used to finance the purchases of equipment, computers and software necessary to support the Company's high throughput screening and ultra high throughput screening development effort and additions to the marketing, sales and administrative infrastructure. This equipment financing agreement expired as of July 31, 1999. At September 30, 1999, the Company had an obligation to repay $790,000 under this agreement.

         In June 1997, the Company entered into a development, license and sales agreement with FluorRx, Inc., under which it obtained worldwide rights to certain patented assay technologies. In August 1998, the Company amended certain terms of this agreement. Future minimum royalty payments due through 2003 under the agreement will amount to approximately $1.0 million in aggregate. The source of funds for these royalty payments is expected to be primarily the proceeds from sales of high throughput screening and ultra high throughput screening related products developed by the Company pursuant to this agreement.

         The Company may be required to raise substantial additional capital over a period of several years in order to continue to develop and commercialize its products. The Company's future capital requirements will depend on numerous factors, including the costs associated with developing and commercializing its products, broadening its direct marketing and sales force, maintaining existing or entering into future licensing and distribution agreements, protecting intellectual property rights, building its business, expanding facilities and consummating possible future acquisitions of technologies, products or businesses. The Company believes that its cash, cash equivalents and investments, combined with cash to be generated from operations, will be sufficient to fund operations through approximately mid-year 2000. The Company is currently considering financing alternatives and expects to secure additional funds before mid-year 2000.

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

         For each readiness area, we performed risk assessment, tested and repaired year 2000 issues as needed, developed contingency plans as considered necessary to mitigate unknown risks, and communicated year 2000 information to employees, suppliers, customers and other third parties.

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

         We have completed the evaluation and testing of our mission critical internal infrastructure and have determined it to be year 2000 ready. Evaluation, testing and repair will be made on an on-going basis for any internal infrastructure components we acquire through December 31, 1999.

SUPPLIER READINESS. This area focuses on minimizing two components of risk associated with suppliers:

         -        a supplier's product integrity; and

         - a supplier's business capability to continue providing products and services.

         We have identified and contacted key suppliers regarding their relative risks in these two components. To date, we have received responses from approximately 95% of our key suppliers, who indicate that the products provided to us are year 2000 compliant, or they are in the process of developing or executing repair plans to address year 2000 issues which may affect their ability to continue providing products and services to us. Our key suppliers intend to have their repair plans completed before January 1, 2000. We will continue our assessment of the remaining 5% of our key suppliers' year 2000 readiness throughout the remainder of 1999. Since we have no way of testing or validating what third party suppliers represent to us and given the fact that we have not received responses from 100% of our key suppliers, as a contingency plan we plan to have enough material on hand at year end to satisfy our production needs through the first quarter of 2000. We will also continue this evaluation and communication process on an on-going basis for any new suppliers who begin providing products and services to us through December 31, 1999.

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

CUSTOMER READINESS. This area focuses on customer readiness as it relates to our responsibility to provide customer support, including retrofitting products as well as providing other services to our customers. Primarily due to our product readiness efforts regarding our current generation of released products, we have completed our assessment of year 2000 risk in this area and have determined that there are no issues to address.

SUMMARY. As of October 31, 1999, we have completed our year 2000 readiness program for internal infrastructure, product and customer readiness. Regarding supplier readiness, we have developed the following contingency plan:

         - since we have no way of testing or validating what third party suppliers represent to us and given the fact that we have not received responses from 100% of our key suppliers, we plan to have enough material on hand at year end to satisfy our production needs through the first quarter of 2000.

         Our overall cost to address year 2000 issues was not material, but we will continue to reassess this estimate. Due to the inherent uncertainty surrounding the year 2000 issue, we cannot anticipate all of the possible problems that may occur. Adverse consequences from year 2000 issues may materially affect our warranty liability, the value of capitalized software applications, hardware and non-information technology systems, the carrying value of our inventory, as well as our financial condition, results of operation and cash flows. Year 2000 readiness problems could also subject us to litigation, which may include consequential damages.


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

WE HAVE ADOPTED A NEW BUSINESS STRATEGY AND HAVE HAD OPERATING LOSSES EVER SINCE; THE MARKET FOR OUR HIGH THROUGHPUT SCREENING PRODUCTS IS NEW AND UNDEFINED, AND WE MAY NEVER ACHIEVE PROFITABILITY

         In the second half of 1996, we implemented a new strategic business model to develop products for the high throughput screening market. In connection with this change in strategy, we shifted our focus from developing and manufacturing clinical diagnostic and research products on an OEM basis to developing, manufacturing and marketing products for the high throughput screening market. As a result, our historical operating and financial performance is generally not indicative of future financial and business results. We incurred operating losses for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997 as a result of our change in business strategy and anticipate that we may continue to incur losses for at least the next several years, due to the substantial increases in expenditures necessary to continue to develop and commercialize our high throughput screening and ultra-high throughput screening products. We began commercial shipments of our first high throughput screening instrument, the Analyst HT, in the second quarter of 1998 and we began shipments of our ultra high throughput screening product, Acquest, in the fourth quarter of 1998. Accordingly, we are subject to the risks inherent in the operation of a new business, such as:

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

         Our success will depend on our ability to develop and commercialize our high throughput screening and ultra-high throughput screening instruments. We began commercial shipments of our first high throughput screening instrument, the Analyst HT, in the second quarter of 1998 and we began shipments of our ultra high throughput screening product, Acquest, in the fourth quarter of 1998. We had not previously developed or commercialized products for the high throughput screening market before this time. The successful implementation and operation of our high throughput screening and ultra-high throughput screening products is a complex process requiring the integration of, among other technologies:

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

BECAUSE WE DEPEND ON NEW PRODUCTS AND OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, WE MAY NOT BE ABLE TO COMMERCIALIZE PRODUCTS WE DEVELOP

         The pharmaceutical and biotechnology instrumentation and reagents markets are characterized by rapid technological change and frequent new product introductions. Our future success will depend on our ability to enhance our current and planned high throughput screening and ultra-high throughput screening products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers, including fluorescence-based reagents and assay kits, as well as products based on our FLARe(TM) and SmartOptics(TM) technologies. We anticipate that production units for these new products may not be available for several months or years, if at all. The production of new high throughput screening and ultra-high throughput screening products, microplates, fluorescence-based reagents and assay kits may present development and manufacturing challenges. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of our new products or our product enhancements. Any failure to develop and introduce products in a timely manner in response to changing market demands or customer requirements could have a material adverse effect on our business, financial condition and results of operations.

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

         We intend to market our high throughput screening and ultra-high throughput screening products in certain international markets through distributors. While we currently have two distributors in international markets, one in Japan and another with the territory of Belgium, Netherlands and Luxembourg, there can be no assurance that we will be able to engage qualified distributors. Such distributors may:

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

WE PARTICIPATE IN A HIGHLY COMPETITIVE MARKET AND OUR PRODUCTS MAY NOT BE ACCEPTED IN THE MARKET

         The market for high throughput screening and ultra-high throughput screening products is highly competitive. We expect that competition will increase significantly as more pharmaceutical and biotechnology companies adopt high throughput screening and ultra-high throughput screening instruments as a drug discovery tool and as new companies enter the market with advanced technologies and products. We compete in many areas, including high throughput screening and ultra-high throughput screening products, microplates, assay development and reagent sales. We compete with companies which directly market high throughput and ultra-high throughput screening products. In addition, pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other research organizations are conducting research and developing products in various areas which compete with our technology platform, either on their own or in collaboration with others. Further, certain companies offer screening services on a contract or collaborative basis, and these services could eliminate a potential customer's need to purchase our products. Our technological approaches may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of our current or future competitors. Many of our competitors have greater financial, operational and personnel resources, and more experience in research and development, sales and marketing and other areas than we do.

THE HIGH THROUGHPUT SCREENING AND ULTRA-HIGH THROUGHPUT SCREENING MARKET IS CONCENTRATED, WHICH LIMITS THE NUMBER OF OUR POTENTIAL CUSTOMERS

         We currently market our high throughput screening and ultra-high throughput screening products to both pharmaceutical and biotechnology companies, however our primary marketing efforts and the majority of our sales are to pharmaceutical companies. Our market for high throughput screening and ultra-high throughput screening products is highly concentrated, with approximately 50 large pharmaceutical companies operating a substantial portion of our targeted drug discovery laboratories. Accordingly, we expect a relatively small number of customers will continue to account for a substantial portion of our revenues. We face risks associated with a highly concentrated customer base to which we sell our high throughput screening and ultra-high throughput screening products, including the failure to establish or maintain relationships within a limited customer pool, or substantial financial difficulties or decreased capital spending by our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY NOT BE ABLE TO SCALE-UP OUR MANUFACTURING OPERATIONS TO COMMERCIAL LEVELS

         We are producing Analyst HT, Acquest, Analyst AD, reagents and assay kits in limited quantities, and have not yet manufactured other products in significant quantities. We may encounter difficulties in scaling up production of our high throughput screening and ultra-high throughput screening products due to, among other things, quality control and assurance, component supply and availability of qualified personnel. Even if we successfully develop and introduce our products to market, we may not be able to manufacture them in sufficient quantities at acceptable cost while meeting quality control standards. We intend to outsource the manufacture of microplates and, as sales volumes increase, to evaluate outsourcing the manufacture of reagents and assay kits. Difficulties encountered in the manufacturing scale-up of other high throughput screening and ultra-high throughput screening products could have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE AN ACCUMULATED DEFICIT AND OUR FUTURE PROFITABILITY IS UNCERTAIN

         As of September 30, 1999, we had an accumulated deficit of approximately $19.2 million. The expansion of our operations and continued development of our high throughput screening and ultra-high throughput screening products will require a substantial increase in sales, marketing and research and development expenditures for at least the next several years. As a result, we expect to incur operating losses for the next several years. Our profitability will depend on our ability to successfully develop and commercialize our high throughput screening and ultra-high throughput screening products. Accordingly, the extent of future losses and the time required to achieve profitability, if achieved at all, is highly uncertain. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

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

         Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. We hold four U.S. patents. We have 12 pending U.S. patent applications, one pending European patent application, ten pending international patent applications and 22 pending provisional U.S. patent applications. To supplement our proprietary technology, we have licensed ten patents and one patent application from FluorRx pursuant to a June 1997 agreement, as amended. In October 1998, we exercised our option under this agreement to license three more patents that are expected to result from patent applications that FluorRx has in process. Under this license, we obtained certain worldwide rights relating to FluorRx's FLARe technology. Certain of these rights have been licensed on an exclusive basis. Certain other rights have been licensed on a non-exclusive basis, and therefore could be or are licensed to third parties. In accordance with this agreement, we paid one-time fees as well as agreed to pay royalties based on sales of our products that incorporate this technology. The license may be terminated in the event of a material breach by us. Furthermore, FluorRx may elect to convert the exclusive rights into non-exclusive rights in the event that we fail to make certain minimum royalty payments. If FluorRx were to terminate the license due to a material breach of the license by us, we would lose the right to incorporate FLARe technology into our high throughput screening and ultra-high throughput screening products, which would require us to exclude FLARe technology from our existing and future products and either license or internally develop alternative technologies. There can be no assurance that we would be able to license alternative technologies on commercially acceptable terms, or at all, or that we would be capable of internally developing such technologies. Furthermore, other companies may independently develop technology with functionality similar or superior to the FLARe technology that does not or is claimed not to infringe the FLARe patents or that otherwise circumvents the technology we have licensed.

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

         To our knowledge, our OEM customers have met these conditions. However, the FDA may not agree that our OEM customers' distribution of our clinical diagnostic products meets and have met the requirements for investigational device exemption. Failure by us, our OEM customers or the recipients of our clinical diagnostic products to comply with the investigational device exemption requirements could result in enforcement action by the FDA, which could adversely affect us or our OEM customers' ability to gain marketing clearance or approval of these products or could result in the recall of previously distributed products.

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

         For each readiness area, we performed risk assessment, tested and repaired year 2000 issues as needed, developed contingency plans as considered necessary to mitigate unknown risks, and communicated year 2000 information to employees, suppliers, customers and other third parties.

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

         We have completed the evaluation and testing of our mission critical internal infrastructure and have determined it to be year 2000 ready. Evaluation, testing and repair will be made on an on-going basis for any internal infrastructure components we acquire through December 31, 1999.

SUPPLIER READINESS. This area focuses on minimizing two components of risk associated with suppliers:

         -        a supplier's product integrity; and

         - a supplier's business capability to continue providing products and services.

         We have identified and contacted key suppliers regarding their relative risks in these two components. To date, we have received responses from approximately 95% of our key suppliers, who indicate that the products provided to us are year 2000 compliant, or they are in the process of developing or executing repair plans to address year 2000 issues which may affect their ability to continue providing products and services to us. Our key suppliers intend to have their repair plans completed before January 1, 2000. We will continue our assessment of the remaining 5% of our key suppliers' year 2000 readiness throughout the remainder of 1999. Since we have no way of testing or validating what third party suppliers represent to us and given the fact that we have not received responses from 100% of our key suppliers, as a contingency plan we plan to have enough material on hand at year end to satisfy our production needs through the first quarter of 2000. We will also continue this evaluation and communication process on an on-going basis for any new suppliers who begin providing products and services to us through December 31, 1999.

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

CUSTOMER READINESS. This area focuses on customer readiness as it relates to our responsibility to provide customer support, including retrofitting products as well as providing other services to our customers. Primarily due to our product readiness efforts regarding our current generation of released products, we have completed our assessment of year 2000 risk in this area and have determined that there are no issues to address.

SUMMARY. As of October 31, 1999, we have completed our year 2000 readiness program for internal infrastructure, product and customer readiness. Regarding supplier readiness, we have developed the following contingency plan:

         - since we have no way of testing or validating what third party suppliers represent to us and given the fact that we have not received responses from 100% of our key suppliers, we plan to have enough material on hand at year end to satisfy our production needs through the first quarter of 2000.

         Our overall cost to address year 2000 issues was not material, but we will continue to reassess this estimate. Due to the inherent uncertainty surrounding the year 2000 issue, we cannot anticipate all of the possible problems that may occur. Adverse consequences from year 2000 issues may materially affect our warranty liability, the value of capitalized software applications, hardware and non-information technology systems, the carrying value of our inventory, as well as our financial condition, results of operation and cash flows. Year 2000 readiness problems could also subject us to litigation, which may include consequential damages.

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

         INTEREST RATE SENSITIVITY. The fair value of the Company's investments in marketable securities at September 30, 1999 was $7.7 million. The Company's strategy to reduce investment risk is to invest primarily in short-term marketable securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. The remainder of the Company's marketable securities portfolio is invested in marketable securities with maturity dates of 24 months or less. The Company diversifies its marketable securities portfolio by investing in multiple types of investment grade securities. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

         FOREIGN CURRENCY EXCHANGE RATE RISK. The Company has a wholly-owned UK subsidiary, which exposes the Company to foreign currency exchange rate risk. In order to reduce the risk from fluctuation in foreign currency exchange rates, the Company's UK subsidiary uses the U.S. dollar as its functional currency; however, its UK subsidiary does bill its customers in the currency of the customer's country. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for property and equipment, which is translated at historical exchange rates. Revenue and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Gains or losses from foreign currency transactions are included in net income (loss). The Company has not entered into any currency hedging activities.

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

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

a: Exhibits

         Exhibit 27.1 - Financial Data Schedule.

b: Reports on Form 8-K

         The Company filed two reports on Form 8-K during the quarter ended September 30, 1999. One report was filed on July 30, 1999 and reported the news release dated July 28, 1999 regarding the Company's second quarter of 1999 earnings. The second report was filed on September 1, 1999 and reported the news release dated August 31, 1999 regarding LJL's formation of the Genomics Research Group, as well as the news release also dated August 31, 1999 regarding a general company update of its business.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LJL BIOSYSTEMS, INC.

Date: November 15, 1999    By: /s/  LEV J. LEYTES
                              -------------------
                              Lev J. Leytes
                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                              CHAIRMAN OF THE BOARD OF DIRECTORS
                              (DULY AUTHORIZED AND PRINCIPAL EXECUTIVE OFFICER)

                           By: /s/  LARRY TANNENBAUM
                              ----------------------
                              Larry Tannenbaum
                              SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (DULY AUTHORIZED AND PRINCIPAL FINANCIAL OFFICER)

                           By: /s/  ROBERT T. BEGGS
                              ---------------------
                              Robert T. Beggs
                              VICE PRESIDENT OF FINANCE AND ADMINISTRATION
                              (DULY AUTHORIZED AND PRINCIPAL ACCOUNTING OFFICER)

--------------------------------------------------------------------------------
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


EXHIBIT                                                                 PAGE
                                                                        ----
Exhibit 27.1 - Financial Data Schedule..............................     26