Form 10-K
period 1999-12-31
LJL BIOSYSTEMS INC
filed 2000-02-16
CIK 1042162

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

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $66,910,410 as of January 31, 2000, based upon the closing sales price on The Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of outstanding shares of the Registrant's common stock, par value $0.001 per share, as of January 31, 2000 was 12,804,855 shares.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              LJL BIOSYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

ITEM NO.                                                                   PAGE
--------                                                                 --------
Part I

  1.      Business....................................................       3

  2.      Properties..................................................      15

  3.      Legal Proceedings...........................................      15

  4.      Submission of Matters to a Vote of Security Holders.........      15

Part II

  5.      Market for Registrant's Common Equity and Related
           Stockholder Matters........................................      16

  6.      Selected Consolidated Financial Data........................      17

  7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      18

  7A.     Quantitative and Qualitative Disclosures about Market
           Risk.......................................................      35

  8.      Consolidated Financial Statements and Supplementary Data....      36

  9.      Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................      54

Part III

  10.     Directors and Executive Officers of the Registrant..........      54

  11.     Executive Compensation......................................      54

  12.     Security Ownership of Certain Beneficial Owners and
           Management.................................................      54

  13.     Certain Relationships and Related Transactions..............      54

Part IV

  14.     Exhibits, Financial Statement Schedules and Reports on Form
           8-K........................................................      55

                                     PART I

ITEM 1.  BUSINESS

    We design, produce and sell primarily to pharmaceutical and biotechnology firms, infrastructure products and, to a lesser extent, services that accelerate and enhance the process of discovering new drugs. Our proprietary integrated technology platform is comprised of instrumentation and consumables (microplates and fluorescence-based assay technologies) designed to provide flexible solutions to the current and evolving high throughput requirements of drug discovery laboratories. We intend to establish our products, marketed as CRITERION-TM-, as the "gold standard" for addressing many of the key bottlenecks in drug discovery. Further, we believe that, in the future, as more details of the human genome become available, pharmaceutical and biotechnology firms will begin utilizing high throughput screening in genomics during their search for new drugs. In this regard, recently, we have demonstrated that certain products from our CRITERION product line can be used to genotype or characterize single nucleotide polymorphisms, or SNPs, and we have begun to commercialize these products for genotyping applications.

DRUG DISCOVERY

    The drug discovery process involves the synthesis and testing, or screening, of compounds against a target. A compound is a molecule that might influence a disease by its effect on a target. Targets are biological molecules, such as enzymes, receptors, other proteins and nucleic acids that are believed to play a role in the onset or progression of a disease. The stages of the drug discovery process include:

    - target identification,

    - target validation (including genotyping of SNPs),

    - assay development,

    - primary screening,

    - secondary and tertiary screening,

    - lead compound optimization and

    - clinical candidate selection.

DRUG DISCOVERY--SCREENING

    Targets are identified based on their potential role in altering the progression or prevention of a disease. Until recently, scientists using conventional methods had identified only a few hundred targets, many of which had not been comprehensively screened. Recent developments in molecular biology and genomics have led to a dramatic increase in the number of targets available for drug discovery.

    After a target is validated, the researcher selects a library of compounds to screen against this target. Compounds have historically been obtained from natural sources or synthesized one at a time. Traditionally, pharmaceutical companies, using conventional synthesis techniques, have compiled their compound libraries over decades. However, recent technology advancements in parallel synthesis combinatorial chemistry and other chemical synthesis techniques, as well as licensing arrangements, have enabled industrial and academic groups to greatly increase the supply and diversity of compounds available for screening against targets. As a result, many researchers now have access to libraries of hundreds of thousands of compounds.

    Prior to high throughput screening of compounds against a target, a biological test or assay must be developed. An assay is a combination of reagents, which measures the effect of a compound on the activity of a target. Assay development involves screening the assays to optimize performance against the selected target and are broadly classified as either biochemical or cellular. Following target and compound library selection and synthesis and assay development, the compounds must be screened to determine their effect on the target, if any. In the primary screening campaign, a compound that has an effect on the target is defined as a hit. A greater number of compounds screened against a given target result in a higher statistical probability that a hit will be identified, assuming that the library is sufficiently diverse. Scientists use both cellular and biochemical assays in their drug discovery efforts. Both types of assays use a variety of detection methods, including:

    - absorbence,

    - radioisotopic,

    - luminescence and

    - a variety of fluorometric technologies, such as fluorescence intensity, fluorescence polarization and time-resolved fluorescence.

    Biochemical assays are usually performed with purified molecular targets and generally have certain advantages, such as speed, convenience, simplicity and specificity. Cellular assays are performed with living cells, which may sacrifice speed and simplicity, but may deliver more biologically relevant information. Once a compound is identified as a hit, and the data is validated in a follow up screen, several secondary and tertiary screens are performed to evaluate its potency and specificity for the intended target. This cycle of repeated screening continues until a small number of lead compounds is selected. Further screening, notably against pharmacokinetic and toxicological parameters, optimizes these lead compounds. Optimized lead compounds with the greatest therapeutic potential and window of selectivity may be selected as candidates for clinical evaluation.

    Due to the recent dramatic increase in the number of available compounds and targets, a bottleneck has developed at the screening stage of the drug discovery process. Historically, screening has been a manual, time-consuming process. Screening significantly larger numbers of compounds against an increasing number of targets requires a system that can operate with a high degree of automation and analytical flexibility.

    To address these bottlenecks, we have developed instrumentation and assays to provide integrated high throughput solutions. We believe that our technology platform addresses the major throughput limitations associated with current high throughput systems and will allow our customers to accelerate the identification and optimization of lead compounds for development into new medicines.

DRUG DISCOVERY--GENOTYPING

THE GENOMICS SCIENCES MARKET

    We are participating in the new field of high throughput genomics. By using the knowledge of DNA (deoxyribonucleic acid) variations, genomics provides the potential of discovering better, safer and more efficacious drugs. These variations in DNA are believed to be the origin of many differences between individuals, including disease predispositions and dissimilarity in drug responses. A category of common variations in DNA are known as single nucleotide polymorphisms, or SNPs. SNPs represent the smallest possible genetic change, and occur where the DNA molecules of different individuals vary at a single location. In the future, we believe that SNP analysis may play an essential role in the development of drugs, diagnostics and other life science applications.

    The process of determining the SNPs present in an individual is one method of genotyping. It is generally estimated that there are millions of SNPs inherited from each parent. Some SNPs may be genetic markers of inherited diseases or responsible for individual differences in drug responsiveness. Determining which patients have such markers is called patient stratification. While most SNPs are believed to be of no medical consequence, thousands of SNPs are expected to be medically relevant and correlate to disease susceptibility or responsiveness to therapy. Establishing such a correlation is called an association study. To capture this information, up to tens of thousands of SNPs may have to be measured in each individual.

    After a SNP is discovered, its potential relevance for human health must be validated by determining how common the variation is in different segments of the population. To identify the small subset of SNPs that occur with the greatest frequency in human disease or are responsible for variations in drug responsiveness, hundreds of millions of SNP measurements must be made and correlated with health and other physical and mental features of interest. SNPs with a validated medical relevance may be useful in drug development and human medical diagnostics. Identification of these SNPs will require a highly accurate, cost-efficient, high throughput DNA analysis technology.

CURRENT SCREENING SYSTEMS

    Many screening systems operate with varying degrees of automation. Full automation--from sample dispensing to data collection--enables round-the-clock operation, thereby increasing the screening rate. Fully automated high throughput systems consist of assay analyzers, liquid handling systems, robotics, a computerized system for data management, reagents and assay kits and microplates. A microplate is a plastic plate that generally contains 96 wells, 384 wells or 1,536 wells, each well holding a mixture of a target, a compound and reagents. In the automated high throughput process, a robot moves a microplate among preparatory stations and then delivers the microplate to the analyzer. In the case of fluorescence-based assays, after the microplate is placed into the analyzer, the instrument directs a light source onto a well. The intensity of the light emitted from the well in response to this light source is then measured by the analyzer, showing the degree of the effect, if any, of the compound on the target. In this manner, the analyzer detects and measures possible bioactivity of a compound against a target.

    Most screening systems utilize general-purpose assay analyzers, which were not originally designed for high throughput use. We believe that most screening systems in use today have the following limitations:

    LACK OF ANALYTICAL FLEXIBILITY. Many general-purpose analyzers do not provide sufficient analytical flexibility because they operate in only one or a few types of assay detection modes. In order to perform assays using different detection modes, researchers generally must physically move such analyzers and reconfigure the high throughput line. Alternatively, researchers may set up the high throughput line with multiple general-purpose analyzers, which often results in critical space constraints.

    INADEQUATE SENSITIVITY. As researchers continue to use smaller assay volumes to reduce reagents costs and increase throughput, many general-purpose analyzers are inadequate because they are not sensitive enough to read results based on these smaller volumes. Inadequate sensitivity may result in:

       - missed hits,

       - limited research capabilities,

       - increased costs of compounds, assays and reagents and

       - lower throughput.

    POOR HIGH THROUGHPUT SYSTEM INTEGRATION. Most analyzers have not been designed specifically for a high throughput environment. They are difficult and expensive to integrate into a high throughput automated line. Even after the analyzer is integrated into the high throughput line, there are often many problems, including:

       - increased probability of system failures,

       - loss of data,

       - time delays and

       - loss of costly compounds and reagents.

    INABILITY TO REACH HIGH PERFORMANCE IN DENSER FORMATS. Many analyzers can achieve high performance in the standard 96-well microplate format. However, drug discovery companies are moving to the denser 384-well and 1,536-well formats to reduce costs of reagents, assays and compounds, while increasing throughput. Most existing analyzers cannot achieve high performance in this denser format.

    LIMITATIONS OF CURRENT ASSAYS. Many assays in use today are performed in a complex, multi-step process and are expensive, time-consuming and difficult to implement in a high throughput setting. In addition, certain assays use radioactive isotopes, which are hazardous and result in expensive waste-disposal. Fluorescence-based assays are becoming more accepted in high throughput settings due to the relative lack of waste-disposal problems, as well as their sensitivity, versatility and adaptability to high throughput. However, historically the use of many of the fluorescence-based assays in high throughput was limited by the relative insensitivity of available analyzers. Certain assays are also unsuitable for high throughput because of the low sensitivity of both the assay and general-purpose analyzer.

    The high throughput laboratory today must balance the needs for performance, such as dynamic range, sensitivity and analytical flexibility. The increasing use of high throughput and the need for higher throughput further exposes the limitations of current screening systems. These limitations result in higher costs, lower throughput and lower productivity.

OUR SOLUTION

    We design, produce and sell products under the CRITERION-TM- name specifically targeted for both the current and evolving high throughput markets. To develop these products, we have assembled an integrated team of scientists and engineers with expertise in fluorescence chemistry, biophysics, biochemistry, chemical and mechanical engineering, electronics and software. Since our inception in 1988, we have designed, developed and manufactured high performance clinical diagnostics analyzers and other automated instruments.

    Starting in the second half of 1996, we began focusing on the high throughput market. Since then our efforts have resulted in the achievement of several key milestones.

    - In May 1998, we began shipping Analyst-TM- HT, our first-generation detection system for the high throughput market. This system was designed specifically for the high throughput market and offers multi-mode capability, flexibility and performs up to 70,000 screens per day.

    - Later in 1998, we shipped our first ultra-high throughput system, Acquest-TM-. Also multi-modal, the Acquest was designed to accept microplates with both 384-well and 1,536-well formats. Assay throughput is estimated at up to 200,000 tests per day.

    - In June 1999, we began shipping Analyst AD, which was designed specifically for assay development and is fully compatible with Analyst HT.

    We believe that the Analyst and Acquest product lines provide several important customer benefits, including:

    - increased throughput,

    - improved analytical performance and flexibility, especially in higher density formats,

    - lower reagents costs and

    - the ability to be quickly integrated into existing high throughput laboratories and to evolve with changing high throughput needs.

    We have developed and are developing value-added, application-specific reagents, assay kits and microplates, which are being optimized for use in high throughput systems and specifically for use with our Analyst and Acquest product lines.

    - In 1998, we introduced and shipped our first value-added consumable product, the TKX-TM-, or Tyrosine Kinase Fluorescence Polarization assay kit.

    - In September 1998, we started marketing our High Efficiency (HE) line of microplates.

    - In September 1999, we started marketing four additional assay and reagent products including:

       - DPX-TM- for dopamine receptor screening,

       - cyclic AMP (cAMP) for a general cell signaling molecule,

       - ProteasePX-TM- for protease inhibitor screens and

       - a new proprietary fluorescent reagent, Sunnyvale Red-TM-.

    In addition, we are currently developing several other consumable products, including additional assays, which will be optimized to perform with our instruments. We believe that customers will prefer to purchase consumables and instruments from a single source for convenience, ongoing support and accountability.

OUR DRUG SCREENING STRATEGY

    Our successful market introductions in 1998 of two instruments and our TKX assay kit, followed by our introduction of one additional instrument and four additional assays in 1999, helped to establish our brand and set the stage for other new products. Our proprietary technologies are already increasing the efficiencies and reducing the cost of identifying drugs that show potential as new medicines. In addition, we have a pipeline of instruments and consumables that we are developing in concert with our customers, such as SmithKline Beecham in the case of our FLARe-TM- fluorescence technology.

    Building upon this background, our objective is to become a leader in the development and commercialization of advanced technologies and products that accelerate the pace and improve the productivity of the drug discovery process. To implement this strategy, we intend to:

    PROVIDE HIGH THROUGHPUT SOLUTIONS. Our technology platform is comprised of two principal proprietary components: instrumentation and assay technologies. We intend to leverage this technology platform and our proven expertise in rapid product development and manufacturing of automated instrumentation systems to be the first to market with effective high throughput solutions.

    PURSUE AN EVOLUTIONARY APPROACH TO PRODUCT DEVELOPMENT. We anticipate that the high throughput needs of the pharmaceutical industry will continue to change rapidly over the coming years and are difficult to predict at this time. We intend to offer products with features and capabilities that provide solutions to the current and evolving high throughput needs of drug discovery laboratories. For example, our Analyst product line can perform seven major types of optically detected assays (and can perform multi-mode protocols) in both the industry standard 96-well and 384-well microplate formats. Additionally, our ultra-high throughput instrument, Acquest, is designed to read the higher-density 1,536-well microplates at a rate of up to 200,000 wells per day.

    EXTEND INSTRUMENTATION AND ASSAY PRODUCTS INTO OTHER STAGES OF THE DRUG DISCOVERY PROCESS. We believe that our screening products are well suited for primary and secondary screening and other closely related stages of the drug discovery process such as assay development, genotyping of SNPs, toxicology and lead optimization, which require repetitive screening. We believe that users will benefit from using integrated high performance screening products.

    GENERATE RECURRING REVENUE THROUGH THE SALE OF REAGENTS, ASSAY KITS AND CONSUMABLES. We believe that establishing an installed base of high throughput instruments will enable us to generate recurring revenue from the sale of reagents, assay kits and consumables. These products are envisioned as high value-added, application-specific tools that are optimized for use in high throughput systems and specifically with our high throughput instruments. We believe that customers will prefer to purchase reagents and instruments from one source for convenience, ongoing support and accountability.

    DEVELOP AND ACQUIRE NOVEL SCREENING TECHNOLOGIES. We believe our FLARe technology, a platform of patented bioassay technologies, will address a number of the current limitations associated with fluorescence-based high throughput assays. We are also developing internally certain reagent technologies and have licensed and intend to license or acquire additional screening technologies in order to establish and maintain a market advantage for our products.

    PROVIDE EARLY ACCESS TO STRATEGIC CUSTOMERS. In September 1998, SmithKline Beecham signed a collaborative agreement with us, which gives them early access to our FLARe technology. In October 1999, AstraZeneca signed a Master Technology Partnership Agreement (MTPA) with us, which gives them early access to emerging technologies such as FLARe and our assay development services. In addition to these agreements, we intend to provide strategic customers early access to certain of our technologies, which will provide insight into next generation product requirements and technology needs. We believe this insight will allow us to provide products that more closely meet the needs of our customers.

OUR SNP GENOTYPING PLATFORM AND BUSINESS STRATEGY

    SNP genotyping generally involves a multi-step chemical reaction, the results of which are detected using a specialized hardware platform. We have developed a proprietary implementation of polarization technology that enables sensitive and robust detection, called High-Efficiency Fluorescence Polarization (HEFP-TM-). During the second half of 1999, our customers and our staff have demonstrated that this HEFP platform has the ability to perform highly accurate, cost effective, high throughput SNP genotyping, using off-the-shelf consumables. We believe that our HEFP genotyping platform has significant advantages because it requires only a simple "mix and measure" chemical reaction, without the need to attach any molecules to a solid surface and the attendant washing and separation steps. In addition, our approach to genotyping does not require labeled primers, thus further reducing costs and complexity. Similar to our high throughput technologies used in drug discovery, we intend to expand our genomics product portfolio and augment this HEFP hardware platform with proprietary software solutions and LJL consumables. In addition to HEFP, we are developing other high throughput technologies.

    Our goal is to become the leader in the commercialization of high throughput SNP analysis technology, capitalizing on what we believe is the quickly emerging demand for SNP genotyping. Our strategy is to initially focus on the drug discovery and development markets, where we already have a customer base. We intend to expand our penetration within our customer base into related areas such as clinical and pre-clinical trials to perform patient stratification by genetic traits. We believe that there are other significant potential applications areas for our HEFP platform in SNP genotyping, including human DNA diagnostics and other life science areas. To implement this strategy, we created the Genomics Sciences Group at LJL in August 1999. We have started selling and shipping our HEFP platform for high throughput SNP genotyping. Customers at several leading genomics organizations are already successfully utilizing our high throughout HEFP-SNP platform. We intend to grow the genomics business in a manner similar to the way we are growing our business in high throughput drug discovery.

CRITERION PRODUCT LINE

ANALYST PRODUCT LINE

    Starting in May 1998, we began commercial shipments of Analyst HT, the first assay detection instrument system in our Analyst product line. Analyst HT is a multi-mode analyzer designed specifically for use in high throughput settings. The term "assay detection" refers to the instrument's ability to read and analyze how potential drug compounds perform when tested against specific biological targets. Analyst HT can read several major types of fluorescence and other assays, including HEFP. We believe that our SmartOptics-TM- proprietary technology enables Analyst HT to detect assay results with improved sensitivity in smaller volumes, thus saving costs. With a built-in capability of reading both 96-well and 384-well plates, our customers are currently using our Analyst HT to perform up to 70,000 tests per day.

    Starting in June 1999, we began commercial shipments Analyst AD, which is designed specifically to allow for an efficient transfer of assays from assay development to the screening and lead optimization part of the drug discovery process. Analyst AD is a cost-effective system with flexible assay development capabilities and is fully compatible with our other products. Having this compatibility eliminates the need to modify or re-validate assays upon their transfer from assay development into screening and lead optimization.

ACQUEST PRODUCT LINE

    Starting in September 1998, we began commercial shipments of Acquest, our first ultra-high throughput system. This high-density analyzer is an evolution of the Analyst technology platform, which dramatically increases the number of screens that can be performed at any one time. Current assay throughput is estimated at up to 200,000 tests per day. The Acquest is also multi-modal and accepts microplates with both 384-well and 1,536-well formats. In addition, Acquest performs screens using significantly reduced assay volumes, thus reducing the costs of reagents, assays and compounds. We are developing 1,536-well microplates to operate with Acquest. We believe that high throughput system performance will be optimized with the use of these proprietary plates in conjunction with Acquest due to the lower error tolerance between system components in this miniaturized format. In addition, Acquest operates with third party 1,536-well microplates, reagents and liquid handling systems. We also plan to bring to market additional reagents and assay kits and intend to miniaturize certain of our first generation reagents and assays for use in the high-density format.

REAGENTS, ASSAYS AND PLATES

    In 1998, we began offering high value-added, application-specific reagents and assay kits that are optimized for use in high throughput and specifically for use with our CRITERION product line instruments. We intend to develop additional reagents and assay kits in a single-step format. We believe that a single-step assay format is better suited to the high throughput environment because it is faster, less expensive and easier to automate than multi-step assays. We also believe that our reagents and assay kits will provide two major benefits to our customers. First, overall assay performance is expected to improve as these consumables are being optimized for use with our Analyst and Acquest product lines. Second, we believe that customers will prefer to purchase reagents and instruments from a single source for convenience, integrated support and accountability.

    The use of fluorescence-based assays in high throughput is increasing due to their sensitivity, versatility, adaptability, safety and lack of waste-disposal problems associated with radioactive isotopic assays. Among fluorescence-based assays, fluorescence polarization assays are especially well suited for high throughput because they can be used in a single-step format and are relatively insensitive to volume variations.

    We believe the increased sensitivity and precision of our Analyst and Acquest product lines in the HEFP format will improve the performance of fluorescence polarization assays. We are currently developing a new, long-lifetime fluorescence polarization reagent based on our proprietary FLARe assay technology. Currently available fluorescence polarization reagents have short lifetimes and cannot be used in screening certain targets. We believe that our long- lifetime fluorescence polarization reagent has the potential to expand the class of available targets for certain major diseases, including cardiovascular and immunodeficiency diseases, that can be screened in a single-step, fluorescence polarization format.

    We also introduced High Efficiency (HE-TM-) microplates in 1998 to provide a "tuned" solution that optimizes assay performance in the Analyst system. These microplates allow users to reduce assay volume and as a result, dramatically reduce the costs without loss of performance.

NEW CRITERION TECHNOLOGIES BEING DEVELOPED

    SCREENSTATION-TM-. In September 1999, we demonstrated a prototype and announced the introduction of our next generation instrument platform, the ScreenStation. ScreenStation is being developed to permit unattended operations, non-contact micro-volume dispensing, and multiple detection modes. We believe ScreenStation technology represents a significant advance in high throughput screening as it enables pharmaceutical companies to easily implement homogeneous assays that are fast, miniaturized, and non-radioactive. We plan to start shipments in 2000.

    FLARE TECHNOLOGY AND SMITHKLINE BEECHAM COLLABORATION. FLARe (Fluorescence Lifetime Assay Repertoire) is our patented and patent pending instrumentation and reagent platform for addressing next generation solutions for critical drug discovery challenges. Many targets, compounds and microplates have transient fluorescent properties that obscure the assay specific signal by transient background signal, or noise. Through a combination of advanced biophysics and electronics, FLARe reduces the effect of background noise by 98% in certain fluorescence-based assays.

    Fluorescence-based assay technologies are well suited to high throughput because they are:

    - sensitive,

    - versatile,

    - easy to automate and

    - safer than radioisotopic assays.

However, use of fluorescence-based high throughput assays has been limited due to the high level of background noise in the fluorescence signal within the assay, which obscures the assay-specific signal and results in loss of sensitivity and reduced accuracy. We believe our FLARe technology may significantly reduce false readings when running these assays.

    In September 1998, we entered into a collaboration agreement with SmithKline Beecham which provides them early access to our FLARe technology. In May 1999, we announced the successful completion of the first milestone in our collaboration with SmithKline Beecham, which demonstrated the unique enabling performance of FLARe. In September 1999, we demonstrated a prototype of our proprietary platform for drug discovery assays based on the measurement of fluorescence lifetime using our FLARe technology.

SALES AND MARKETING

    We market our CRITERION product line worldwide through a direct sales force in North America and Europe and distributors in other parts of the world. We currently have a marketing and sales organization consisting of more than 24 professionals including a staff of sales, service and applications support people in the United States and the UK. Because our products are technically sophisticated and our customers are Ph.D.-level researchers, the sales force consists primarily of scientifically qualified personnel to address the technical sophistication of our products and customers. An in-house applications team provides sales support. We have entered into a distribution agreement with Sumitomo in Japan, with Lab Services in the Netherlands and are currently evaluating other distributors in certain geographical areas that are currently selling products into the pharmaceutical R&D market.

    We are marketing our Analyst and Acquest product lines, reagents, assay kits and HE plates under the CRITERION name. We sell reagents primarily to laboratories that perform relatively large numbers of assays. We sell assay kits, which include a combination of reagents and detailed instructions on protocol and use, to laboratories where convenience and ease of use are more important than volume purchases of reagents.

    Historically, we sold clinical diagnostics products through original equipment manufacturing relationships to third parties. Thus, in 1999, 1998 and 1997, Chiron Corporation and Ventana Medical Systems, Inc., customers of clinical diagnosis products, together accounted for a total of 0%, 10% and 88%, respectively, of net sales. In 1999, net sales from original equipment manufacturing products accounted for 8% of net sales representing a decline from 10% of net sales in 1998. Although we intend to continue to manufacture one original equipment manufacturing product through 2000, original equipment manufacturing product sales as a percentage of net sales are expected to further decline in future periods.

MANUFACTURING

    We have employed a proprietary, modular, object-oriented design methodology to develop and manufacture a number of successful analytical systems for clinical diagnosis. Our Analyst and Acquest product lines and our clinical diagnostics and research products are manufactured and assembled at our facilities in Sunnyvale, California. This manufacturing process consists of purchasing custom and other components from third parties and performing sub-assembly, final assembly, and quality assurance functions in-house. We believe that our manufacturing infrastructure for our Analyst and Acquest product lines is sufficient for at least the next few years.

    We intend to initially manufacture our assay kits internally. We may consider outsourcing the manufacture of assay kits, if it is determined to be cost-effective. In addition, we have expanded our relationships with vendors of plastic disposables to have them manufacture our 96-well and 384-well high throughput microplates according to our specifications.

    Our success will depend in part on the expansion of our operations and the effective management of these expanded operations. Manufacturers often encounter difficulties in scaling up production of new products, including:

    - problems involving quality control and assurance,

    - component supply and

    - shortages of qualified personnel.

Difficulties encountered by us in manufacturing scale-up could have a material adverse effect on our business, financial condition and results of operations.

NEW TECHNOLOGY RISKS

    The pharmaceutical, biotechnology and genomics instrumentation and reagents markets are characterized by rapid technological change and frequent new product introductions by many competitors. Our future success will depend on our ability to enhance and maintain our current and planned CRITERION product line products and to develop and introduce, on a timely basis, new technologies and products that address the evolving needs of our customers. These new technologies and products include but are not limited to fluorescence-based reagents and assay kits, products based on our ScreenStation-TM-, FLARe-TM- and SmartOptics-TM-technologies, as well as future additions to our SNP genotyping platform. Development of these new technologies subjects us to significant risks and uncertainties, as we may encounter unantipated technical issues that may cause development delays. These technical issues may require us to cancel such development programs altogether, if we are unable to find solutions to these issues. Even if development is successful, we anticipate that production units for these new products may not be available for several months or years, if at all. The production of CRITERION product line instruments, microplates, fluorescence-based reagents and assay kits may present manufacturing challenges. We may experience difficulties that could delay or prevent the successful manufacturing, introduction and marketing of our new products or our product enhancements. Any failure to manufacture and introduce products in a timely manner in response to changing market demands or customer requirements could have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

    The market for high throughput instrumentation, assays for drug discovery and SNP genotyping is highly competitive. We anticipate that competition will increase significantly as more customers adopt high throughput tools for drug discovery and SNP genotyping, and as competitors enter the market with new advanced technologies and products. We are competing in many areas, including high throughput instruments, assay development, consumables and reagent sales. We compete with companies that directly market high throughput products. In addition, pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other research organizations are conducting research and developing products in various areas which compete with our technology platform, either on their own or in collaboration with others. As a result, our potential customers may choose not to purchase our products. Our potential customers may assemble and run high throughput systems by purchasing products from competitors or making their own. Further, certain companies offer screening and genotyping services on a contract or collaborative basis, and these services could eliminate the need for a potential customer to purchase our products. Our technological approaches may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of our current or future competitors. Many of these competitors have greater financial and personnel resources, and more experience in research and development, sales and marketing and other areas than us.

INTELLECTUAL PROPERTY RISKS

    Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of January 31, 2000, LJL held five U.S. patents and had fourteen pending U.S. patent applications, one pending European patent application, one pending Israeli patent application, one pending Japanese patent application, eleven pending international patent applications, and twenty-three pending U.S. provisional patent applications. To supplement our proprietary technology, we have licensed, and expect to continue to license from time to time, certain patent rights from third parties. In the event of a material breach by us, these licenses may be terminated. Furthermore, under some of these agreements, the licensors may elect to convert the exclusive rights into non-exclusive rights in the event that we fail to make certain minimum royalty payments. If the licensors were to terminate certain of these licenses due to a material breach of the license by us, then we would lose the right to incorporate the licensed technology into our products, which would require us to exclude this certain technology from our existing and future products and either license or internally develop alternative technologies. There can be no assurance that we would be able to license alternative technologies on commercially acceptable terms, or at all, or that we would be capable of internally developing such technologies. Furthermore, other companies may independently develop technology with functionality similar or superior to the licensed technology that does not or is claimed not to infringe the licensed patents or that otherwise circumvents the technology we have licensed.

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

    The patent positions of life science product companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, there can be no assurance that our patent applications or those of our licensors will result in patents being issued or that any issued patents will provide protection against competitive technologies or will be held valid if challenged or circumvented. Others may independently develop products similar to our products, or design around or otherwise circumvent patents issued to us. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign our products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. If we do not obtain the necessary licenses, we could be subject to litigation and encounter delays in product introductions while we attempt to design around such patents. Alternatively, the development, manufacture or sale of such products could be prevented. Litigation would result in significant costs to us as well as diversion of management time. Adverse determinations in any such proceedings could have a material adverse effect on our business, financial condition and results of operations.

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

GOVERNMENT REGULATION

    While we believe that none of the products in our CRITERION product line will be regulated as medical devices or otherwise subject to FDA regulation, our clinical diagnostics products, including the Luminometer, Q2000, Horizon and a microplate heater, are subject to FDA regulation as medical devices, as well as similar foreign regulation. The process of obtaining and maintaining required regulatory clearances and approvals and otherwise remaining in regulatory compliance in the U.S. and certain other countries is lengthy, expensive and uncertain. Although we have phased out production of the Luminometer, Q2000 and the microplate heater, we will continue to manufacture the Horizon on an original equipment manufacturing basis during 2000 but do not expect to manufacture the Horizon after 2000. The Horizon is used in research and clinical laboratories to perform in vitro diagnostic tests, which are exempt from investigational device exemption requirements, including the need to obtain the FDA's prior approval, provided that, among other things:

    - the testing is noninvasive;

    - the product is not used as a diagnostic procedure without confirmation by another medically established test or procedure; and

    - distribution controls are established to assure that in vitro diagnostic products distributed for research are used only for those purposes.

    To our knowledge, our original equipment manufacturing customers have met these conditions. However, the FDA may not agree that our original equipment manufacturing customers' distribution of our clinical diagnostic products meets and have met the requirements for investigational device exemption. Failure by us, our original equipment manufacturing customers or the recipients of our clinical diagnostic products to comply with the investigational device exemption requirements could result in enforcement action by the FDA, which could adversely affect us or our original equipment manufacturing customers' ability to gain marketing clearance or approval of these products or could result in the recall of previously distributed products.

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

EMPLOYEES

    As of December 31, 1999, we had 91 employees, of which 13 are employed in manufacturing, 36 in research and development, and 42 in marketing, sales and administration. Our future success depends upon the continued service of our key scientific, technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

FACILITIES

    Our headquarters are located in Sunnyvale, California, and are comprised of approximately 25,000 square feet of office, research and development and manufacturing space. Our lease and subleases of these premises expire at various dates between June 30, 2000 and December 31, 2002. The lease of office space for our UK subsidiary in Leatherhead, Surrey, England converts into a quarter-to-quarter lease effective May 2000. As we hire additional research and development, administrative and marketing personnel, we plan to either lease additional space or to move our headquarters within the next 24 months in order to support our projected growth. We expect that additional space will be available on commercially reasonable terms.

ITEM 2.  PROPERTIES

    We have offices in Sunnyvale, California and Leatherhead, Surrey, England. These properties are described below:

                                                                                        LEASE
      LOCATION          OWNERSHIP                      FACILITIES                     EXPIRATION
---------------------   ---------   ------------------------------------------------  ----------
404 Tasman Drive         Leased     Approximately 14,130 square feet of office and    12/31/2002
Sunnyvale, CA 94089                 manufacturing space

405 Tasman Drive        Subleased   Approximately 9,600 square feet of office and     5/31/2002
Sunnyvale, CA 94089                 manufacturing space

1170 Morse Avenue       Subleased   Approximately 830 square feet of laboratory       6/30/2000
Sunnyvale, CA 94089                 space

Leatherhead, Surrey      Leased     Approximately 700 square feet of office space     4/30/2000
England

ITEM 3.  LEGAL PROCEEDINGS

    We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is included for quotation on The Nasdaq National Market under the symbol "LJLB" since our initial public offering in March 1998. The following table sets forth, for the periods indicated, the range of high and low bid information for our common stock as reported on The Nasdaq National Market for 1999 and 1998.

FISCAL YEAR 1999                                                HIGH          LOW
----------------                                              ---------   -----------
4(th) Quarter ended December 31, 1999.......................  $9 5/8      $1 7/8
3(rd) Quarter ended September 30, 1999......................   4 5/8       2 7/8
2(nd) Quarter ended June 30, 1999...........................   6 1/16      3 1/8
1(st) Quarter ended March 31, 1999..........................   8 1/8       3 1/4

FISCAL YEAR 1998                                                HIGH          LOW
----------------                                              ---------   -----------
4(th) Quarter ended December 31, 1998.......................  $3 3/8      $2
3(rd) Quarter ended September 30, 1998......................   5           2 1/2
2(nd) Quarter ended June 30, 1998...........................   7 1/8       4 7/8
1(st) Quarter ended March 31, 1998..........................   7 1/4       6 13/16

    As of December 31, 1999, there were approximately 92 holders of record of 12,756,203 shares of our common stock. The number of record holders does not include those beneficial owners who hold shares in street or nominee names. When such beneficial owners are included, we believe the number of stockholders exceeds 400.

DIVIDEND POLICY

    Prior to June 1997, we operated as an S corporation for federal and state income tax purposes and distributed our taxable income to our stockholders in the form of dividends. Since June 1997, we have operated as a C corporation and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the operation of our business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for each of the last five fiscal years has been derived from our audited consolidated financial statements. The selected consolidated financial data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report and the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" contained in Item 8 of this report.

                                                                      YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          1999       1998       1997       1996       1995
                                                        --------   --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Net sales.............................................  $ 9,917    $ 4,436    $ 5,204     $9,285     $5,151
Cost of sales.........................................    3,554      2,487      2,319      2,755      1,174
                                                        -------    -------    -------     ------     ------
  Gross profit........................................    6,363      1,949      2,885      6,530      3,977
                                                        -------    -------    -------     ------     ------
Operating expenses:
  Research and development............................    6,787      5,472      3,511      2,384      1,740
  Selling, general and administrative.................    8,199      5,308      2,145      4,062      1,963
                                                        -------    -------    -------     ------     ------
    Total operating expenses..........................   14,986     10,780      5,656      6,446      3,703
                                                        -------    -------    -------     ------     ------
Income (loss) from operations.........................   (8,623)    (8,831)    (2,771)        84        274
Interest and other income, net........................      590        629        237        181         87
Interest expense......................................      (90)       (35)        (9)        (5)        (5)
                                                        -------    -------    -------     ------     ------
Income (loss) before provision for income taxes.......   (8,123)    (8,237)    (2,543)       260        356
Provision for income taxes............................       15         --         12          2          4
                                                        -------    -------    -------     ------     ------
Net income (loss).....................................   (8,138)    (8,237)    (2,555)       258        352
Accretion of mandatorily redeemable convertible
  preferred stock redemption value....................       --       (254)      (636)        --         --
                                                        -------    -------    -------     ------     ------
Net income (loss) available to common stockholders....  $(8,138)   $(8,491)   $(3,191)    $  258     $  352
                                                        =======    =======    =======     ======     ======
Basic and diluted net income (loss) per share
  available to common stockholders....................  $ (0.65)   $ (0.91)   $ (0.71)    $ 0.06     $ 0.08
                                                        =======    =======    =======     ======     ======
Shares used in computation of basic and diluted net
  income (loss) per share available to common
  stockholders........................................   12,506      9,283      4,504      4,501      4,501
                                                        =======    =======    =======     ======     ======

                                                                            DECEMBER 31,
                                                        ----------------------------------------------------
                                                          1999       1998       1997       1996       1995
                                                        --------   --------   --------   --------   --------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:

Cash, cash equivalents and investments................  $ 8,458    $10,204    $ 5,525     $1,166     $1,773
Total assets..........................................   14,358     13,458      6,793      2,458      2,483
Mandatorily redeemable convertible preferred stock....       --         --      9,308         --         --
Retained earnings (accumulated deficit)...............  (20,379)   (12,241)    (3,750)      (226)        46
Total stockholders' equity (deficit)..................    9,780     10,420     (3,795)      (187)        85

--------------------------

See Note 1 of "Notes to Consolidated Financial Statements" for a description of the computation of basic and diluted per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in Item 8 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described below under "Additional Factors That May Affect Future Results."

OVERVIEW

    We design, produce and sell products under the CRITERION-TM- name specifically targeted for both the current and evolving high throughput markets. To develop these products, we have assembled an integrated team of scientists and engineers with expertise in fluorescence chemistry, biophysics, biochemistry, chemical and mechanical engineering, electronics and software. Since our inception in 1988, we have designed, developed and manufactured high performance clinical diagnostics analyzers and other automated instruments.

    Starting in the second half of 1996, we began focusing on the high throughput market. Since then our efforts have resulted in the achievement of several key milestones.

    - In May 1998, we began shipping Analyst-TM- HT, our first-generation detection system for the high throughput market. This system was designed specifically for the high throughput market and offers multi-mode capability, flexibility and performs up to 70,000 screens per day.

    - Later in 1998, we shipped our first ultra-high throughput system, Acquest-TM-. Also multi-modal, the Acquest was designed to accept microplates with both 384-well and 1,536-well formats. Assay throughput is estimated at up to 200,000 tests per day.

    - In June 1999, we began shipping Analyst AD, which was designed specifically for assay development and is fully compatible with Analyst HT.

    We have developed and are developing value-added, application-specific reagents, assay kits and microplates, which are being optimized for use in high throughput systems and specifically for use with our Analyst and Acquest product lines. In addition, we are currently developing several other consumable products, including additional assays, which will be optimized to perform with our instruments. We believe that customers will prefer to purchase consumables and instruments from a single source for convenience, ongoing support and accountability.

    As part of our shift in focus, we have de-emphasized our original equipment manufacturing development activities and have phased out production of all but one of our original equipment manufacturing instruments. However, we expect to support and may continue to manufacture products under our agreement with one customer through 2000 and possibly beyond.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

    NET SALES. Total sales were $9.9 million for the year ended December 31, 1999, as compared to $4.4 million for the year ended December 31, 1998, representing an increase of $5.5 million or 124%. This increase in sales was due primarily to an increase in sales volumes of our CRITERION products. We began shipping and recognizing revenue on our first high throughput product, Analyst, in the second quarter of 1998, and our follow-on ultra-high throughput product, Acquest, in the fourth quarter of 1998. As a result, we reported combined CRITERION product sales of $8.7 million for the year ended December 31, 1999, as compared to $4.0 million for the year ended December 31, 1998. Sales to a single customer represented 15% of total sales during fiscal 1999. Sales to this customer represented less than 10% of our sales in fiscal 1998 and no customer in fiscal 1998 represented more than 10% of sales. For additional discussion of risks related to customer concentration, see "Additional Factors That May Affect Future Results--The Market for Our CRITERION Product Line Is Concentrated, Which Limits the Number of Our Potential Customers."

    We decided in 1996 to focus our future efforts on development of our proprietary CRITERION product platform and not to pursue additional development or manufacturing agreements for original equipment manufacturing products. We did, however, record sales of $764,000 related to an original equipment manufacturing product during the year ended December 31, 1999. This compares to sales from original equipment manufacturing product sales of $438,000 for the year ended December 31, 1998, representing an increase of $326,000 or 74%. We expect comparable sales from original equipment manufacturing products during 2000 but expect little or no original equipment manufacturing product sales in future periods beyond 2000.

    COST OF SALES.  Cost of sales were $3.6 million for the year ended
December 31, 1999, as compared to $2.5 million for the year ended December 31, 1998, representing an increase of $1.1 million or 43%. This was due primarily to the significant increase in sales of our CRITERION products. Gross profit, as a percentage of sales, was 64% for the year ended December 31, 1999, as compared to 44% for the year ended December 31, 1998. This increase was primarily the result of favorable product mix and higher manufacturing volumes, which resulted in better manufacturing overhead cost absorption. We expect that gross profit, as a percentage of sales, will fluctuate for the next several years based on sales volumes and product mix for the Analyst, Acquest and related products.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $6.8 million for the year ended December 31, 1999, as compared to $5.5 million for the year ended December 31, 1998, representing an increase of $1.3 million or 24%. This increase was primarily due to increased costs associated with the development of our CRITERION product line platform. The fiscal 1999 percentage increase in research and development expenses of 24% was significantly lower than the fiscal 1998 percentage increase of 56% due to our efforts in fiscal 1999 to slow the growth of research and development expense. We expect research and development expenditures to continue to increase in future periods to support the development of our CRITERION product line, especially reagents and SNP related products.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $8.2 million for the year ended December 31, 1999, as compared to $5.3 million for the year ended December 31, 1998, representing an increase of $2.9 million or 54%. This increase was primarily due to increases in marketing and sales expenses associated with the addition of sales and marketing personnel and higher marketing expenses for the Analyst and Acquest product lines. This increase was also due to increases in general and administrative expenses, which include higher costs associated with the addition of administrative personnel and higher infrastructure costs associated with our fiscal 1999 headcount increases. We expect selling, general and administrative expenses to increase in future periods for the reasons described above.

    INTEREST AND OTHER INCOME, NET. Net interest and other income was $590,000 for the year ended December 31, 1999, as compared to $629,000 for the year ended December 31, 1998, representing a decrease of $39,000 or 6%. This decrease was primarily due to lower interest earned on lower average levels of invested cash, cash equivalents and investments in 1999 as compared to 1998.

    INTEREST EXPENSE.  Interest expense was $90,000 for the year ended
December 31, 1999, as compared to $35,000 for the year ended December 31, 1998, representing an increase of $55,000 or 157%. This increase was primarily due to higher interest paid on a higher average level of debt on our line of credit in 1999 as compared to 1998.

YEARS ENDED DECEMBER 31, 1998 AND 1997

    SALES. Total sales were $4.4 million for the year ended December 31, 1998, as compared to $5.2 million for the year ended December 31, 1997, representing a decrease of $0.8 million or 15%. This decrease in sales was due primarily to the significant decrease in sales from original equipment manufacturing and development agreements, which made up all of the revenue reported in the year ended December 31, 1997, partially offset by shipments of our first high throughput products in 1998. We began shipping and recognizing revenue on our first high throughput product, Analyst, in the second quarter of 1998, and our follow-on ultra-high throughput product, Acquest, in the fourth quarter of 1998, reporting combined systems sales in excess of $4.0 million for the year ended December 31, 1998. No revenue was recognized under development agreements for the year ended December 31, 1998, as compared with $0.6 million recognized under development agreements for the year ended
December 31, 1997. The decrease in sales from original equipment manufacturing products and development agreements was due to our decision in 1996 to focus our future efforts on development of our proprietary CRITERION product platform and not to pursue additional development or manufacturing agreements for original equipment manufacturing products. Revenue from original equipment manufacturing product sales was $438,000 for the year ended December 31, 1998, as compared to $4.6 million for the year ended December 31, 1997, representing a decrease of $4.2 million. The decrease in original equipment manufacturing product revenue was due to our increasing focus on our CRITERION product line and the phasing out of the Luminometer (a microplate reader), the Q2000 (a clinical analyzer) and the microplate heater products.

    COST OF SALES.  Cost of sales were $2.5 million for the year ended
December 31, 1998, as compared to $2.3 million for the year ended December 31, 1997, representing an increase of $0.2 million or 7%. This increase was primarily due to our transition in product mix from mature original equipment manufacturing products to our new CRITERION product line. Gross profit, as a percentage of product sales, was 44% for the year ended December 31, 1998, as compared to 49% for the year ended December 31, 1997. This decrease was primarily the result of decreased absorption of manufacturing overhead resulting from low production volumes of CRITERION instruments early in 1998.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $5.5 million for the year ended December 31, 1998, as compared to $3.5 million for the year ended December 31, 1997, representing an increase of $2.0 million or 56%. This increase was primarily due to increased costs associated with the development of our CRITERION product line platform, partially offset by a decrease in the level of research and development expenses incurred in connection with development agreements for original equipment manufacturing customers.

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

    INTEREST AND OTHER INCOME, NET. Net interest and other income was $629,000 for the year ended December 31, 1998, as compared to $237,000 for the year ended December 31, 1997, representing an increase of $392,000 or 165%. This increase was primarily due to higher interest earned on higher average levels of invested cash, cash equivalents and investments in 1998, as compared to 1997, as a result of the receipt of the proceeds from our IPO.

    INTEREST EXPENSE.  Interest expense was $35,000 for the year ended
December 31, 1998, as compared to $9,000 for the year ended December 31, 1997, representing an increase of $26,000 or 289%. This increase was primarily due to higher interest paid on a higher average level of debt in 1998 as compared to 1997, when we did not have a line of credit but did have equipment loan agreements with a bank related to the purchase of equipment and software.

INCOME TAXES

    Prior to June 1997, we were taxed as an S corporation for federal and state income tax purposes. Under the Internal Revenue Code provisions regarding S corporations, we were not subject to federal income taxes but were subject to state income taxes at a reduced rate. As an S corporation, our stockholders paid taxes on their share of our taxable income in their individual tax returns. In June 1997, in connection with the preferred stock financing, we became subject to the C corporation provisions of the Internal Revenue Code pursuant to which our earnings are taxed for federal and state income tax purposes at the corporate level. Through June 1997, our profits were distributed to our stockholders through a combination of compensation, which was treated as an expense in the Statement of Operations, and dividends. Future distributions are not expected. During 1999, we recorded a provision for foreign income taxes of $15,000. At December 31, 1999, we had net operating loss ("NOL") carryforwards of approximately $18 million and $9 million for federal and state income tax purposes, respectively, which expire from 2003 to 2020. A full valuation allowance has been provided for the NOL and all other deferred tax assets as our management does not consider their realization more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, we had cash, cash equivalents and investments of $8.5 million, working capital of $9.3 million and an accumulated deficit of $20.4 million. We completed an initial public offering of our common stock in March 1998, raising approximately $12.2 million in cash, net of underwriting discounts and associated costs. In April 1998, we sold an additional 88,000 shares of common stock in connection with the exercise of an over-allotment option granted to the underwriters and received cash proceeds, net of underwriting commissions and associated costs, of approximately $0.6 million. On January 27, 1999, we raised net cash proceeds of $6.7 million in connection with a private placement of 2.0 million shares of unregistered restricted common stock. The terms of the sale required that we file a registration statement covering such shares, such registration statement was filed and became effective on July 22, 1999. On February 2, 2000, we received net cash proceeds of approximately $18.4 million in connection with a private placement of 1.76 million shares of unregistered restricted common stock. The terms of the sale require that we file a registration statement covering such shares by February 16, 2000. Prior to our IPO, we satisfied our liquidity needs primarily through cash flows generated from operations, private sales of preferred stock, and to a lesser extent, from bank loans for equipment purchases and loans from stockholders.

    Net cash from operating activities has historically fluctuated based on:

    - the timing of payments of accounts payable balances,

    - receipts of customer deposits,

    - payments of accounts receivable balances,

    - changes in inventory balances resulting from varying levels of manufacturing activities and

    - fluctuations in our net loss.

Net cash used in operating activities totaled $8.4 million, $8.1 million and $2.9 million during the years ended December 31, 1999, 1998 and 1997, respectively. The fiscal 1999 increase in net cash used in operations, as compared to 1998, was attributable to changes in accounts receivable, inventory, other current assets and accrued expenses. This increase in net cash used in operations was partially offset by a decrease in our fiscal 1999 net loss, as compared to fiscal 1998, as well as by changes in our accounts payable, customer deposits and deferred revenue.

    Net cash provided by (used in) investing activities totaled $3.3 million, $(9.0) million and $(0.4) million during the years ended December 31, 1999, 1998 and 1997, respectively. The increase in net cash provided by investing activities in fiscal 1999, as compared to the net cash used in investing activities in fiscal 1998, was primarily due to increased proceeds from the sales and maturities of investments, net of purchases of investments. The increase in net cash used in investing activities in fiscal 1998, as compared to fiscal 1997, was due primarily to purchases of investments, net of sales and maturities of investments. These financial instruments, like all fixed income instruments, are subject to interest rate risk and may fluctuate in value if market interest rates fluctuate. We attempt to limit this exposure by primarily investing in short-term investments.

    Net cash provided by financing activities totaled $7.1 million, $13.4 million and $7.7 million during the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in net cash from financing activities for fiscal 1999, as compared to fiscal 1998, was primarily due to lower net proceeds from our private placement of common stock during the first quarter of 1999, which raised approximately $6.7 million, net of issuance costs, compared to our 1998 initial public offering and the related exercise of an over-allotment option granted to the underwriters, which raised approximately $12.8 million in cash, net of underwriting discounts and associated costs. The lower net cash from financing activities also resulted from a decrease in the amount drawn under our line of credit during fiscal 1999, as compared to fiscal 1998. The increase in net cash from financing activities for fiscal 1998, as compared to fiscal 1997, was primarily due to higher net proceeds from our 1998 initial public offering and the related exercise of an over-allotment option granted to the underwriters, referred to above, compared to our 1997 private placement of mandatorily redeemable preferred stock, which raised approximately $8.7 million in cash. The higher net cash from financing activities also resulted from an increase in the amount drawn under our line of credit during fiscal 1998, as compared to fiscal 1997 when we did not have a line of credit. Net cash from financing activities for the year ended December 31, 1997 also included $1.1 million in S corporation distributions to our stockholders.

    In February 1998, we entered into an equipment financing agreement that provided a $1.3 million line of credit that was used to finance the purchases of equipment, computers and software necessary to support our CRITERION product line development effort and additions to the marketing, sales and administrative infrastructure. The initial term of this agreement was through February 16, 1999. The agreement was extended twice with the latest extension expiring on December 31, 1999. At December 31, 1999, we had an obligation to repay $0.9 million under this agreement through 2003.

    In June 1997, we entered into a development, license and sales agreement with FluorRx, Inc. under which we obtained worldwide rights to certain patented assay technologies. In August 1998, we amended certain terms of this agreement. Future minimum royalty payments due through 2003 under the agreement amount to approximately $1.0 million.

    We may be required to raise substantial additional capital over a period of several years in order to continue to develop and commercialize our products. Our future capital requirements will depend on numerous factors, including:

    - the costs associated with developing and commercializing our products,

    - broadening our direct marketing and sales force,

    - maintaining existing or entering into future licensing and distribution agreements,

    - protecting intellectual property rights,

    - building our business,

    - broadening our product lines to include genotyping of SNPs,

    - expanding facilities and

    - consummating possible future acquisitions of technologies, products or businesses.

    Based on our current projections and cash, cash equivalents and short-term investments balances, including approximately $18.4 million in net cash proceeds from the February 2, 2000 private placement of 1.76 million shares of our unregistered restricted common stock, we believe that our cash, cash equivalents and investments, combined with cash to be generated from operations, will be sufficient to fund operations for at least the next twelve months.

    We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we may be required to raise additional capital through a variety of sources, including:

    - the public equity market,

    - private equity financing,

    - collaborative arrangements and

    - public or private debt.

There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets; either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity, the issuance of such securities would result in ownership dilution to our existing stockholders.

IMPACT OF YEAR 2000

    In fiscal 1999, we established a year 2000 Program to address certain year 2000 issues. This program focused on four key areas of readiness:

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

    INTERNAL INFRASTRUCTURE READINESS. We completed an assessment of our internal software applications and information technology hardware and completed any necessary testing and repairs. These readiness activities were intended to encompass all major categories of software applications we use, including:

    - those used for manufacturing, engineering, sales, finance, and human resources;

    - hardware, including hubs, routers, telecommunication equipment, workstations and other items; and

    - non-information technology systems, including embedded systems, facilities and other operations, such as financial, banking, security and utility systems.

    As of December 31, 1999, we completed the evaluation and necessary testing and repairs of our mission critical internal infrastructure and determined it to be year 2000 ready.

    SUPPLIER READINESS. This area focused on minimizing two components of risk associated with suppliers:

    - a supplier's product integrity and

    - a supplier's business capability to continue providing products and services.

    We identified and contacted key suppliers regarding their relative risks in these two components. As of December 31, 1999, we had received responses from approximately 95% of our key suppliers, who indicated that the products provided to us were year 2000 compliant, or they were in the process of developing or executing repair plans to address year 2000 issues which may have affected their ability to continue providing products and services to us. Since we had no way of testing or validating what third party suppliers represented to us and given the fact that we had not received responses from 100% of our key suppliers, as a contingency plan we had enough material on hand at year end to satisfy our production needs through the first quarter of 2000.

    PRODUCT READINESS. This area focused on identifying and resolving year 2000 issues existing in our products. This area encompassed a number of activities, including testing, evaluation, engineering and manufacturing implementation. As of December 31, 1999, we had completed a year 2000 readiness assessment for our current generation of released CRITERION products based upon a series of industry-recognized testing parameters and had determined that these products were year 2000 ready.

    CUSTOMER READINESS. This area focused on customer readiness as it related to our responsibility to provide customer support, including retrofitting products as well as providing other services to our customers. Primarily due to our product readiness efforts regarding our current generation of released products, we completed our assessment of year 2000 risk in this area and determined that there were no issues to address as of December 31, 1999.

    SUMMARY. As of December 31, 1999, we completed our year 2000 readiness program for internal infrastructure, product and customer readiness. Regarding supplier readiness, since we had no way of testing or validating what third party suppliers represented to us and given the fact that we had not received responses from 100% of our key suppliers, we had enough material on hand at year end to satisfy our production needs through the first quarter of 2000. Our overall cost to address year 2000 issues was not material. As of January 31, 2000, we have not had any Year 2000 readiness issues. Although we are not aware of any Year 2000 readiness issues affecting us at this time, there can be no assurance that issues, not yet apparent to us, will not arise during the year 2000 and beyond.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    WE DESIRE TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OF SECTION 21E AND RULE 3B-6 UNDER THE SECURITIES EXCHANGE ACT OF 1934. SPECIFICALLY, WE WISH TO ALERT READERS THAT THE FOLLOWING IMPORTANT FACTORS, AS WELL AS OTHER FACTORS INCLUDING, WITHOUT LIMITATION, THOSE DESCRIBED ELSEWHERE IN REPORTS WE HAVE FILED WITH THE SEC AND INCORPORATED INTO THIS ANNUAL REPORT ON FORM 10-K BY REFERENCE, COULD IN THE FUTURE AFFECT, AND IN THE PAST HAVE AFFECTED, OUR ACTUAL RESULTS AND COULD CAUSE OUR RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF US. WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

SINCE WE ADOPTED OUR CURRENT BUSINESS STRATEGY IN 1996, WE HAVE CONSISTENTLY HAD OPERATING LOSSES; THE MARKET FOR OUR CRITERION PRODUCTS IS RELATIVELY NEW AND UNDEFINED, AND WE MAY NEVER ACHIEVE PROFITABILITY

    We began implementing our current strategic business model to develop products for the high throughput market in 1996 and we began targeting the SNP genotyping market in 1999. In connection with this change in strategy, we shifted our focus from developing and manufacturing clinical diagnostic and research products on an original equipment manufacturing basis to developing, manufacturing and marketing products for the high throughput market. As a result, our historical operating and financial performance is generally not indicative of future financial and business results. We incurred operating losses for the years ended December 31, 1999, 1998 and 1997 as a result of our change in business strategy and anticipate that we may continue to incur losses for at least the next several years, due to the substantial increases in expenditures necessary to continue to develop and commercialize our CRITERION product line. We began commercial shipments of our first high throughput instrument, the Analyst HT, in the second quarter of 1998, we began commercial shipments of our ultra-high throughput product, Acquest, in the fourth quarter of 1998 and began commercial shipments of our Analyst AD instrument in June 1999. Accordingly, we are subject to the risks inherent in the operation of a new business, such as:

    - the failure to develop effective sales, marketing and distribution channels;

    - failure to achieve market acceptance and demand for our CRITERION product line;

    - failure to effectively service and maintain the CRITERION product line;

    - failure to implement commercial scale-up of developed CRITERION product line products; and

    - failure to attract and retain key personnel.

    Furthermore, the high throughput market is new and undefined, and the use of high throughput products by pharmaceutical and biotechnology companies is limited. Demand for our CRITERION product line instruments will depend upon the extent to which pharmaceutical and biotechnology companies adopt high throughput analysis as a drug discovery tool. If high throughput analysis does not become widely used, demand for our products will not develop as we currently expect or at all. The lack of demand for our CRITERION product line products would have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE ARE IN THE EARLY STAGE OF INSTRUMENT DEVELOPMENT OF CERTAIN OF OUR CRITERION PRODUCT LINE, OUR ABILITY TO DEVELOP AND COMMERCIALIZE THESE PRODUCTS IS UNCERTAIN

    Our success will depend on our ability to develop and commercialize our CRITERION product line instruments. We began commercial shipments of our first high throughput instrument, the Analyst HT, in the second quarter of 1998, we began commercial shipments of our ultra-high throughput product, Acquest, in the fourth quarter of 1998 and began commercial shipments of our Analyst AD instrument in June 1999. We had not previously developed or commercialized products for the high throughput market before this time. We are also developing new technologies and products for our CRITERION product line, such as the FLARe and ScreenStation instruments. The successful implementation and operation of our CRITERION product line, including the new technologies and products currently being developed, is a complex process requiring the integration and maintenance of, among other technologies:

    - advanced optics;

    - electronics;

    - robotics;

    - microfluidics;

    - fluorescence detector technologies; and

    - software and information systems.

    Even if our current and future CRITERION products appear promising at commercial launch, they may not achieve market acceptance at a level necessary to enable production at a reasonable cost, to support the required sales and marketing effort, to cost effectively service and maintain, and to support continuing research and development costs. In addition, our CRITERION product line instruments may:

    - be difficult or overly expensive to produce;

    - fail to achieve performance levels expected by customers;

    - have a price level that is unacceptable in our targeted industries; or

    - be precluded from commercialization by the proprietary rights of others or other competitive forces.

    There can be no assurance that we will be able to successfully manufacture and market our CRITERION products on a timely basis, achieve anticipated performance levels or throughputs, gain and maintain industry acceptance of our CRITERION products or develop a profitable business. The failure to achieve any of these objectives would have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE ARE IN THE EARLY STAGE IN DEVELOPMENT, OUR ABILITY TO DEVELOP REAGENTS AND ASSAY KITS IS UNCERTAIN

    We expect in the future that a substantial portion of our revenues may be derived from the sale of reagents, assay kits and microplates. We have limited experience in the development, manufacture and marketing of reagents, assay kits and microplates, having only recently introduced our first assay kits and microplates, HE-TM- (High Efficiency). We intend to continue to license assay technologies from third parties and to develop reagents, assay kits and microplates internally. We may not succeed in licensing any additional assay technologies on acceptable terms, if at all, and we may not successfully commercialize any reagents that we license. In addition, we are internally developing reagents, assay kits and microplates, but have limited experience in this area. We may not successfully develop additional reagents, assay kits or microplates internally, and any reagents, assay kits or microplates we do develop may not achieve market acceptance. We intend to outsource the manufacture of microplates and, as sales volumes increase, to also outsource the manufacture of reagents and assay kits. We may not be able to enter into agreements with third parties for the manufacture of reagents, assay kits or microplates on terms commercially acceptable to us or at all. In addition, we intend to sell reagents, assay kits and microplates to purchasers of our CRITERION product line instruments, including the Analyst HT, Analyst AD and Acquest. Sales of the Analyst HT, Analyst AD and Acquest may not be sufficient to support this strategy. A failure to achieve commercial acceptance of our reagents, assay kits and microplates would have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE DEPEND ON DEVELOPING TECHNOLOGIES AND OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS

    The pharmaceutical, biotechnology and genomics instrumentation and reagents markets are characterized by rapid technological change and frequent new product introductions by many competitors. Our future success will depend on our ability to enhance and maintain our current and planned CRITERION product line products and to develop and introduce, on a timely basis, new technologies and products that address the evolving needs of our customers. These new technologies and products include but are not limited to fluorescence-based reagents and assay kits, products based on our ScreenStation-TM-, FLARe-TM- and SmartOptics-TM-technologies, as well as future additions to our SNP genotyping platform. Development of these new technologies subjects us to significant risks and uncertainties, as we may encounter unanticipated technical issues that may cause development delays. These technical issues may require us to cancel such development programs altogether, if we are unable to find solutions to these issues. Even if development is successful, we anticipate that production units for these new products may not be available for several months or years, if at all. The production of CRITERION product line instruments, microplates, fluorescence-based reagents and assay kits may present manufacturing challenges. We may experience difficulties that could delay or prevent the successful manufacturing, introduction and marketing of our new products or our product enhancements. Any failure to manufacture and introduce products in a timely manner in response to changing market demands or customer requirements could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE LIMITED SALES, MARKETING AND SERVICE EXPERIENCE AND MAY NOT BE ABLE TO DEVELOP A DIRECT SALES AND SERVICE FORCE OR DISTRIBUTION CHANNELS THAT CAN MEET OUR CUSTOMERS NEEDS, AND OUR FAILURE TO DO SO WILL HURT OUR FINANCIAL RESULTS

    We have limited experience in direct marketing, sales, service and distribution. Our future profitability will depend on our ability to further develop a direct sales and service force to sell and maintain our CRITERION product line. Our products are technical in nature and we therefore believe it is necessary to develop a direct sales and service force consisting of people with scientific backgrounds and expertise. Competition for such employees is intense. We may not be able to attract and retain qualified sales and service personnel or be able to build an efficient and effective sales, support and marketing organization. Failure to attract or retain qualified sales and service personnel or to build such a sales, support and marketing organization would have a material adverse effect on our business, financial condition and results of operations.

    We are marketing our CRITERION product line in certain international markets through distributors. While we currently have two distributors in international markets, one in Japan and another with the territory of Belgium, Netherlands and Luxembourg, there can be no assurance that we will be able to engage additional qualified distributors. Such distributors may:

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

WE PARTICIPATE IN A HIGHLY COMPETITIVE MARKET AND OUR PRODUCTS MAY NOT BE ACCEPTED IN THE MARKET

    The market for high throughput instrumentation, assays for drug discovery and SNP genotyping is highly competitive. We anticipate that competition will increase significantly as more customers adopt high throughput tools for drug discovery and SNP genotyping, and as competitors enter the market with new advanced technologies and products. We are competing in many areas, including high throughput instruments, assay development, consumables and reagent sales. We compete with companies that directly market high throughput products. In addition, pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other research organizations are conducting research and developing products in various areas which compete with our technology platform, either on their own or in collaboration with others. As a result, our potential customers may choose not to purchase our products. Our potential customers may assemble and run high throughput systems by purchasing products from competitors or making their own. Further, certain companies offer screening and genotyping services on a contract or collaborative basis, and these services could eliminate the need for a potential customer to purchase our products. Our technological approaches may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of our current or future competitors. Many of these competitors have greater financial and personnel resources, and more experience in research and development, sales and marketing and other areas than us.

THE MARKET FOR OUR CRITERION PRODUCT LINE IS CONCENTRATED, WHICH LIMITS THE NUMBER OF OUR POTENTIAL CUSTOMERS

    We currently market our CRITERION product line to pharmaceutical, biotechnology and genomics companies, as well as academic institutions; however, our primary marketing efforts and the majority of our sales are to pharmaceutical companies. Our market for high throughput and ultra-high throughput products is highly concentrated, with approximately 50 large pharmaceutical companies operating a substantial portion of our targeted drug discovery laboratories. In 1999, sales to a single customer accounted for 15% of our sales. We expect a relatively small number of customers will continue to account for a substantial portion of our revenues. We face risks associated with a highly concentrated customer base to which we sell our CRITERION product line products, including the failure to establish or maintain relationships within a limited customer pool, or substantial financial difficulties or decreased capital spending by our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.

OUR PRODUCTS HAVE LENGTHY SALES CYCLES, WHICH COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER

    The sale of our CRITERION product line products typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycle associated with our products is expected to be lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond our control. Due to this lengthy and unpredictable sales cycle, our operating results could fluctuate significantly from quarter to quarter.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY NOT BE ABLE TO SCALE-UP OUR MANUFACTURING OPERATIONS TO COMMERCIAL LEVELS

    We are producing certain of our CRITERION products in limited quantities, and have not yet manufactured other CRITERION products and reagents and assay kits in significant quantities. We may encounter difficulties in scaling up production of our CRITERION product line due to, among other things, quality control and assurance, component supply and availability of qualified personnel. Even if we successfully develop and introduce our CRITERION products to market, we may not be able to manufacture or support them in sufficient quantities at acceptable cost while meeting quality control standards. We intend to outsource the manufacture of microplates and, as sales volumes increase, to evaluate outsourcing the manufacture of reagents and assay kits. Difficulties encountered in the manufacturing scale-up of other products in our CRITERION product line could have a material adverse effect on our business, financial condition and results of operations.

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

BECAUSE WE DEPEND ON SUPPLIERS AND CONTRACT MANUFACTURERS, WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL

    Certain components used in our CRITERION product line are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

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

WE HAVE AN ACCUMULATED DEFICIT AND OUR FUTURE PROFITABILITY IS UNCERTAIN

    As of December 31, 1999, we had an accumulated deficit of approximately $20.4 million. The expansion of our operations and continued development of our CRITERION product line will require a substantial increase in sales, marketing and research and development expenditures for at least the next several years. As a result, we expect to incur operating losses for the next several years. Our profitability will depend on our ability to successfully develop, support and commercialize our CRITERION product line. Accordingly, the extent of future losses and the time required to achieve profitability, if achieved at all, is highly uncertain. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

WE MAY NEED TO RAISE CAPITAL IN THE FUTURE AND ADDITIONAL FUNDING IS UNCERTAIN

    We may be required to raise substantial additional capital over a period of several years in order to develop and commercialize our products. Our future capital requirements will depend on numerous factors, including the costs associated with:

    - developing and commercializing our products;

    - developing a direct marketing, service and sales force;

    - maintaining existing, or entering into future, licensing and distribution agreements;

    - protecting intellectual property rights;

    - expanding our reagents and assay kits business;

    - broadening our product lines to include genotyping of SNPs;

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

    We sell products in foreign countries in local currencies, which exposes us to foreign currency exchange risk. In order to reduce the risk from fluctuation in foreign currency exchange rates, the U.S. dollar is the functional currency for our UK subsidiary; however, our UK subsidiary often bills its customers in the customers' local currencies. Foreign currency assets and liabilities are translated into U.S. dollars at end-of-period exchange rates, except for property and equipment, which is translated at historical exchange rates. Sales and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Gains or losses from foreign currency transactions are included in net income (loss) and to date have not been material. We have not entered into any currency hedging activities but may choose to do so in the future.

    We expect that international sales could account for a significant portion of our total sales in the future. International sales and operations are subject to a number of risks, including:

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

    - problems in establishing or managing distributor relationships; and

    - general economic conditions.

    In addition, as we expand our international operations and the amount of sales invoiced in local currencies becomes a larger portion of our business, fluctuations in the value of foreign currencies relative to the U.S. dollar may adversely affect our business, financial condition and results of operations.

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

THIRD PARTY INTELLECTUAL PROPERTY RIGHTS MAY LIMIT OUR ABILITY TO DEVELOP, SUPPORT AND SELL OUR PRODUCTS; WE HAVE LICENSED TECHNOLOGY THAT WE USE IN OUR PRODUCTS, BUT WE COULD LOSE RIGHTS TO THIS TECHNOLOGY AND THE ABILITY TO SELL AND SUPPORT OUR PRODUCTS IF WE MATERIALLY BREACH THIS LICENSE

    Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of January 31, 2000, LJL held five U.S. patents and had fourteen pending U.S. patent applications, one pending European patent application, one pending Israeli patent application, one pending Japanese patent application, eleven pending international patent applications, and twenty-three pending U.S. provisional patent applications. To supplement our proprietary technology, we have licensed, and expect to continue to license from time to time, certain patent rights from third parties. In the event of a material breach by us, these licenses may be terminated. Furthermore, under some of these agreements, the licensors may elect to convert the exclusive rights into non-exclusive rights in the event that we fail to make certain minimum royalty payments. If the licensors were to terminate certain of these licenses due to a material breach of the license by us, then we would lose the right to incorporate the licensed technology into our products, which would require us to exclude this certain technology from our existing and future products and either license or internally develop alternative technologies. There can be no assurance that we would be able to license alternative technologies on commercially acceptable terms, or at all, or that we would be capable of internally developing such technologies. Furthermore, other companies may independently develop technology with functionality similar or superior to the licensed technology that does not or is claimed not to infringe the licensed patents or that otherwise circumvents the technology we have licensed.

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

    The patent positions of life science product companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, there can be no assurance that our patent applications or those of our licensors will result in patents being issued or that any issued patents will provide protection against competitive technologies or will be held valid if challenged or circumvented. Others may independently develop products similar to our products, or design around or otherwise circumvent patents issued to us. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign our products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. If we do not obtain the necessary licenses, we could be subject to litigation and encounter delays in product introductions while we attempt to design around such patents. Alternatively, the development, manufacture or sale of such products could be prevented. Litigation would result in significant costs to us as well as diversion of management time. Adverse determinations in any such proceedings could have a material adverse effect on our business, financial condition and results of operations.

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

SOME OF OUR PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATION, AND THE FAILURE BY US OR OUR ORIGINAL EQUIPMENT MANUFACTURING CUSTOMERS TO COMPLY WITH GOVERNMENT REGULATIONS COULD LIMIT OUR SALES OF THESE PRODUCTS

    While we believe that none of our CRITERION product line will be regulated as medical devices or otherwise subject to FDA regulation, our clinical diagnostics products, including the Luminometer, Q2000,

Horizon and a microplate heater, are subject to FDA regulation as medical devices, as well as similar foreign regulation. The process of obtaining and maintaining required regulatory clearances and approvals and otherwise remaining in regulatory compliance in the U.S. and certain other countries is lengthy, expensive and uncertain. Although we have phased out production of the Luminometer, Q2000 and the microplate heater, we will continue to manufacture the Horizon on an original equipment manufacturing basis during 2000 but do not expect to manufacture the Horizon after 2000. The Horizon is used in research and clinical laboratories to perform in vitro diagnostic tests, which are exempt from investigational device exemption requirements, including the need to obtain the FDA's prior approval, provided that, among other things:

    - the testing is noninvasive;

    - the product is not used as a diagnostic procedure without confirmation by another medically established test or procedure; and

    - distribution controls are established to assure that in vitro diagnostic products distributed for research are used only for those purposes.

    To our knowledge, our original equipment manufacturing customers have met these conditions. However, the FDA may not agree that our original equipment manufacturing customers' distribution of our clinical diagnostic products meets and have met the requirements for investigational device exemption. Failure by us, our original equipment manufacturing customers or the recipients of our clinical diagnostic products to comply with the investigational device exemption requirements could result in enforcement action by the FDA, which could adversely affect us or our original equipment manufacturing customers' ability to gain marketing clearance or approval of these products or could result in the recall of previously distributed products.

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

WE USE HAZARDOUS MATERIALS AND IMPROPER HANDLING OF THESE MATERIALS BY OUR EMPLOYEES OR AGENTS COULD EXPOSE US TO SIGNIFICANT FINANCIAL PENALTIES

    Our research and development and manufacturing operations involve the use of hazardous materials, biological samples and chemicals. In the future, we plan to manufacture certain reagents, some of which likely will contain hazardous materials, including carcinogens. We are subject to federal, state and local laws and regulations governing the storage, use and disposal of such materials and certain waste products. The risk of accidental contamination or injury from the use of these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages that result and any such liability could exceed our resources, which would have a material adverse effect on us. We may incur substantial costs to comply with environmental and safety regulations if we develop our own commercial reagents manufacturing facility.

YEAR 2000 PROBLEMS COULD ADVERSELY IMPACT OUR BUSINESS

    In fiscal 1999, we established a year 2000 Program to address certain year 2000 issues. This program focuses on four key areas of readiness:

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

    INTERNAL INFRASTRUCTURE READINESS. We completed an assessment of our internal software applications and information technology hardware and completed any necessary testing and repairs. These readiness activities were intended to encompass all major categories of software applications we use, including:

    - those used for manufacturing, engineering, sales, finance, and human resources;

    - hardware, including hubs, routers, telecommunication equipment, workstations and other items; and

    - non-information technology systems, including embedded systems, facilities and other operations, such as financial, banking, security and utility systems.

    As of December 31, 1999, we completed the evaluation and any necessary testing and repairs of our mission critical internal infrastructure and determined it to be year 2000 ready.

    SUPPLIER READINESS. This area focused on minimizing two components of risk associated with suppliers:

    - a supplier's product integrity; and

    - a supplier's business capability to continue providing products and services.

    We identified and contacted key suppliers regarding their relative risks in these two components. As of December 31, 1999, we had received responses from approximately 95% of our key suppliers, who indicated that the products provided to us were year 2000 compliant, or they were in the process of developing or executing repair plans to address year 2000 issues which may have affected their ability to continue providing products and services to us. Since we had no way of testing or validating what third party suppliers represented to us and given the fact that we had not received responses from 100% of our key suppliers, as a contingency plan we had enough material on hand at year end to satisfy our production needs through the first quarter of 2000.

    PRODUCT READINESS. This area focuses on identifying and resolving year 2000 issues existing in our products. This area encompassed a number of activities, including testing, evaluation, engineering and manufacturing implementation. As of December 31, 1999, we had completed a year 2000 readiness assessment for our current generation of released CRITERION products based upon a series of industry-recognized testing parameters and had determined that these products were year 2000 ready.

    CUSTOMER READINESS. This area focused on customer readiness as it related to our responsibility to provide customer support, including retrofitting products as well as providing other services to our customers. Primarily due to our product readiness efforts regarding our current generation of released products, we completed our assessment of year 2000 risk in this area and determined that there were no issues to address as of December 31, 1999.

    SUMMARY. As of December 31, 1999, we completed our year 2000 readiness program for internal infrastructure, product and customer readiness. Regarding supplier readiness, since we had no way of testing or validating what third party suppliers represent to us and given the fact that we had not received responses from 100% of our key suppliers, we had enough material on hand at year end to satisfy our production needs through the first quarter of 2000. Our overall cost to address year 2000 issues was not material. As of January 31, 2000, we have not had any Year 2000 readiness issues. Although we are not aware of any Year 2000 readiness issues affecting us at this time, there can be no assurance that issues, not yet apparent to us, will not arise during the year 2000 and beyond

OUR FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE

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

    Fluctuations of these factors could have a material adverse effect on our business, financial condition and results of operations. Because we expect a significant portion of our business to be derived from orders placed by a limited number of large customers, variations in the timing of such orders could cause significant fluctuations in our operating results. Other factors that may result in fluctuations in operating results include:

    - industry acceptance of high throughput and ultra-high throughput products as a drug discovery tool;

    - market acceptance of our products;

    - the timing of new product announcements and the introduction of new products and new technologies by us or our competitors;

    - delays in research and development of new products;

    - increased research and development expenses;

    - increased marketing and sales expenses associated with the implementation of our direct marketing efforts;

    - increased spending to develop and market our SNP genotyping product lines;

    - availability and cost of component parts from our suppliers;

    - competitive pricing pressures; and

    - developments with respect to regulatory matters.

    In connection with future introductions of new products, we may be required to record charges for inventory obsolescence in connection with unsold inventory, if any, of older generations of products.

    Our expenditures for research and development, selling, support and marketing and general and administrative functions are based in part on future revenue projections. We may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues, which may have a material adverse effect on our business, financial condition and results of operations. We may be required to reduce prices in response to competitive pressures or other factors or increase spending to pursue new market opportunities. Any decline in the average selling price of a product which is not offset by a reduction in product costs or by sales of other products with higher gross margins would decrease our overall gross profit and adversely affect our business, financial condition and results of operations. In addition, our operating results may vary from the expectations of public market analysts and investors, and, as a result, the price of our common stock could be materially and adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion about our market risk disclosures contains forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update these forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

    INTEREST RATE RISK. Our strategy to manage interest rate risk is to invest primarily in cash equivalents and short-term marketable securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for appropriate liquidity. We diversify our cash equivalents and marketable securities portfolio by investing in multiple types of short-term investment grade securities. Interest rates payable on our debt are generally fixed. Based on these factors, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

    FOREIGN CURRENCY RISK. We have a wholly owned UK subsidiary which exposes us to foreign currency exchange rate risk. The U.S. dollar is the functional currency for our UK subsidiary; however, we do enter into transactions in currencies other than the U.S. dollar or pound sterling. Monetary and non-monetary assets and liabilities of our UK subsidiary are remeasured into U.S. dollars at period end and historical exchange rates, respectively. Sales and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets, which are remeasured at historical exchange rates. Gains or losses resulting from foreign currency transactions are included in net loss and to date have not been material. We have not entered into any currency hedging activities but may choose to do so in the future.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:

                                                                            PAGE
                                                                          --------
            Report of Independent Accountants...........................     37

            Consolidated Balance Sheet..................................     38

            Consolidated Statement of Operations........................     39

            Consolidated Statement of Stockholders' Equity (Deficit)....     40

            Consolidated Statement of Cash Flows........................     41

            Notes to Consolidated Financial Statements..................     42

Schedules:

    II      Valuation and Qualifying Accounts...........................     59

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of LJL BioSystems, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LJL BioSystems, Inc. and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 25, 2000, except as to Note 11,
which is as of February 2, 2000

                              LJL BIOSYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 3,891,000   $ 1,831,000
  Short-term investments....................................    4,567,000     5,510,000
  Accounts receivable, net..................................    2,047,000       840,000
  Inventories...............................................    2,591,000     1,173,000
  Other current assets......................................      159,000       262,000
                                                              -----------   -----------
      Total current assets..................................   13,255,000     9,616,000

Property and equipment, net.................................      880,000       789,000
Investments.................................................           --     2,863,000
Loans receivable from employees.............................      223,000       190,000
                                                              -----------   -----------
                                                              $14,358,000   $13,458,000
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 1,245,000   $   508,000
  Accrued expenses..........................................    2,026,000     1,801,000
  Customer deposits.........................................      293,000        19,000
  Deferred revenue..........................................      146,000            --
  Current portion of long-term debt.........................      282,000       168,000
                                                              -----------   -----------
      Total current liabilities.............................    3,992,000     2,496,000

Long-term debt, net of current portion......................      586,000       542,000
                                                              -----------   -----------
      Total liabilities.....................................    4,578,000     3,038,000
                                                              -----------   -----------
Commitments and contingencies (Note 9)

Stockholders' equity:
  Common stock; $0.001 par value; 50,000,000 shares
    authorized at December 31, 1999 and 1998, 12,756,203 and
    10,524,493 shares issued and outstanding at
    December 31, 1999 and 1998, respectively................       13,000        11,000
  Additional paid-in capital................................   30,601,000    23,258,000
  Deferred stock compensation...............................     (435,000)     (614,000)
  Accumulated other comprehensive income (loss).............      (20,000)        6,000
  Accumulated deficit.......................................  (20,379,000)  (12,241,000)
                                                              -----------   -----------
      Total stockholders' equity............................    9,780,000    10,420,000
                                                              -----------   -----------
                                                              $14,358,000   $13,458,000
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              LJL BIOSYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Net sales.............................................  $ 9,917,000   $ 4,436,000   $ 5,204,000
Cost of sales.........................................    3,554,000     2,487,000     2,319,000
                                                        -----------   -----------   -----------
  Gross profit........................................    6,363,000     1,949,000     2,885,000
                                                        -----------   -----------   -----------
Operating expenses:
  Research and development............................    6,787,000     5,472,000     3,511,000
  Selling, general and administrative.................    8,199,000     5,308,000     2,145,000
                                                        -----------   -----------   -----------
    Total operating expenses..........................   14,986,000    10,780,000     5,656,000
                                                        -----------   -----------   -----------
Loss from operations..................................   (8,623,000)   (8,831,000)   (2,771,000)
Interest and other income, net........................      590,000       629,000       237,000
Interest expense......................................      (90,000)      (35,000)       (9,000)
                                                        -----------   -----------   -----------
Loss before provision for income taxes................   (8,123,000)   (8,237,000)   (2,543,000)
Provision for income taxes............................       15,000            --        12,000
                                                        -----------   -----------   -----------
Net loss..............................................   (8,138,000)   (8,237,000)   (2,555,000)
Accretion of mandatorily redeemable convertible
  preferred stock redemption value....................           --      (254,000)     (636,000)
                                                        -----------   -----------   -----------
Net loss available to common stockholders.............  $(8,138,000)  $(8,491,000)  $(3,191,000)
                                                        ===========   ===========   ===========
Basic and diluted net loss per share available to
  common stockholders.................................  $     (0.65)  $     (0.91)  $     (0.71)
                                                        ===========   ===========   ===========
Shares used in computation of basic and diluted net
  loss per share available to common stockholders.....   12,505,955     9,283,076     4,503,969
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              LJL BIOSYSTEMS, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     ACCUMULATED                        TOTAL
                                  COMMON STOCK        ADDITIONAL      DEFERRED          OTHER                       STOCKHOLDERS'
                              ---------------------     PAID-IN         STOCK       COMPREHENSIVE    ACCUMULATED       EQUITY
                                SHARES      AMOUNT      CAPITAL     COMPENSATION    INCOME (LOSS)      DEFICIT        (DEFICIT)
                              ----------   --------   -----------   -------------   --------------   ------------   -------------
Balance at December 31,
  1996......................   4,500,500   $ 5,000    $    34,000     $      --       $      --      $  (226,000)    $  (187,000)
S corporation dividends
  paid......................          --        --             --            --              --       (1,075,000)     (1,075,000)
Transfer of S corporation
  accumulated deficit (Note
  1)........................          --        --       (742,000)           --              --          742,000              --
Issuance of common stock
  upon exercise of
  restricted stock purchase
  rights....................      45,000        --         90,000            --              --               --          90,000
Issuance of common stock
  upon exercise of stock
  options...................      38,250        --          4,000            --              --               --           4,000
Accretion of mandatorily
  redeemable convertible
  preferred stock redemption
  value.....................          --        --             --            --              --         (636,000)       (636,000)
Deferred compensation
  related to certain stock
  options and restricted
  stock.....................          --        --        772,000      (772,000)             --               --              --
Stock compensation
  expense...................          --        --        547,000        17,000              --               --         564,000
Net loss....................          --        --             --            --              --       (2,555,000)     (2,555,000)
                              ----------   -------    -----------     ---------       ---------      ------------    -----------
Balance at December 31,
  1997......................   4,583,750     5,000        705,000      (755,000)             --       (3,750,000)     (3,795,000)
Accretion of mandatorily
  redeemable convertible
  preferred stock redemption
  value.....................          --        --             --            --              --         (254,000)       (254,000)
Conversion of mandatorily
  redeemable convertible
  preferred stock...........   3,621,503     4,000      9,559,000            --              --               --       9,563,000
Issuance of common stock
  upon initial public
  offering..................   2,088,000     2,000     12,818,000            --              --               --      12,820,000
Issuance of common stock
  upon exercise of stock
  options...................     216,578        --         78,000            --              --               --          78,000
Issuance of common stock
  under Employee Stock
  Purchase Plan.............      14,662        --         64,000            --              --               --          64,000
Deferred compensation
  related to certain stock
  options and restricted
  stock grants..............          --        --         34,000       (34,000)             --               --              --
Stock compensation
  expense...................          --        --             --       175,000              --               --         175,000
Comprehensive income:
  Unrealized gains on
    investments.............          --        --             --            --           6,000               --           6,000
Net loss....................          --        --             --            --              --       (8,237,000)     (8,237,000)
                              ----------   -------    -----------     ---------       ---------      ------------    -----------
Balance at December 31,
  1998......................  10,524,493    11,000     23,258,000      (614,000)          6,000      (12,241,000)     10,420,000
Issuance of common stock
  upon private placement....   2,000,000     2,000      6,728,000            --              --               --       6,730,000
Issuance of common stock
  upon exercise of stock
  options...................     192,188        --        131,000            --              --               --         131,000
Issuance of common stock
  under Employee Stock
  Purchase Plan.............      39,522        --        149,000            --              --               --         149,000
Stock compensation
  expense...................          --        --        335,000       179,000              --               --         514,000
Comprehensive income:
  Unrealized (losses) on
    investments.............          --        --             --            --         (26,000)              --         (26,000)
Net loss....................          --        --             --            --              --       (8,138,000)     (8,138,000)
                              ----------   -------    -----------     ---------       ---------      ------------    -----------
Balance at December 31,
  1999......................  12,756,203   $13,000    $30,601,000     $(435,000)      $ (20,000)     $(20,379,000)   $ 9,780,000
                              ==========   =======    ===========     =========       =========      ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              LJL BIOSYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                           1999           1998          1997
                                                        -----------   ------------   -----------
Cash flows from operating activities:
  Net loss............................................  $(8,138,000)  $ (8,237,000)  $(2,555,000)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization.....................      402,000        296,000       138,000
    Stock compensation expense........................      514,000        175,000       564,000
    Changes in assets and liabilities:
      Accounts receivable.............................   (1,207,000)      (781,000)      338,000
      Inventories.....................................   (1,418,000)      (890,000)      390,000
      Other current assets............................      103,000        222,000      (413,000)
      Accounts payable................................      737,000       (173,000)      448,000
      Accrued expenses................................      225,000      1,441,000       (36,000)
      Customer deposits...............................      274,000       (134,000)   (1,790,000)
      Deferred revenue................................      146,000             --            --
                                                        -----------   ------------   -----------
        Net cash used in operating activities.........   (8,362,000)    (8,081,000)   (2,916,000)
                                                        -----------   ------------   -----------
Cash flows provided by (used in) investing activities:
  Purchases of property and equipment.................     (493,000)      (643,000)     (429,000)
  Purchases of investments............................   (7,730,000)   (14,762,000)           --
  Proceeds from sales and maturities of investments...   11,488,000      6,406,000            --
                                                        -----------   ------------   -----------
        Net cash provided by (used in) financing
          activities..................................    3,265,000     (8,999,000)     (429,000)
                                                        -----------   ------------   -----------
Cash flows provided by financing activities:
  Proceeds from borrowings............................      361,000        785,000        13,000
  Repayments of borrowings............................     (203,000)      (161,000)           --
  Issuance of long-term loans receivable to
    employees.........................................      (33,000)      (190,000)           --
  Proceeds from issuance of mandatorily redeemable
    convertible preferred stock, net..................           --             --     8,672,000
  Proceeds from issuance of common stock, net.........    7,010,000     12,962,000        94,000
  Payment of S corporation dividends..................           --             --    (1,075,000)
                                                        -----------   ------------   -----------
        Net cash provided by financing activities.....    7,135,000     13,396,000     7,704,000
                                                        -----------   ------------   -----------
Effect of exchange rate changes on cash and cash
  equivalents.........................................       22,000        (10,000)           --
Net increase (decrease) in cash and cash
  equivalents.........................................    2,060,000     (3,694,000)    4,359,000
Cash and cash equivalents at beginning of year........    1,831,000      5,525,000     1,166,000
                                                        -----------   ------------   -----------
Cash and cash equivalents at end of year..............  $ 3,891,000   $  1,831,000   $ 5,525,000
                                                        ===========   ============   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the year for interest..............  $    90,000   $     35,000   $    10,000
                                                        ===========   ============   ===========
  Cash paid during the year for income taxes..........  $        --   $         --   $     1,000
                                                        ===========   ============   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  ACTIVITIES:
  Issuance of common stock upon conversion of
    mandatorily redeemable convertible preferred
    stock.............................................  $        --   $  9,562,000   $        --
                                                        ===========   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              LJL BIOSYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

    LJL BioSystems, Inc. (the "Company") was incorporated in Delaware on January 19, 1993 and is the surviving corporation of three commonly controlled predecessor companies. In March 1998, the Company established a wholly owned subsidiary, LJL BioSystems, Ltd., in the United Kingdom. The Company designs, produces, and sells primarily to pharmaceutical and biotechnology firms infrastructure products and, to a lesser extent, services that accelerate and enhance the process of discovering new drugs. The Company's proprietary integrated technology platform is comprised of instrumentation and consumables (microplates and fluorescence-based assay technologies) designed to provide flexible solutions to the current and evolving high throughput requirements of drug discovery laboratories. The Company operates in one business segment.

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

REVENUE RECOGNITION

    Product sales are generally recognized upon shipment. Amounts received prior to completion of the earnings process are recorded as customer deposits or deferred revenue, as appropriate. Development agreements, which were completed during 1997, were performed on a best effort basis and revenues were recognized based on work performed using the percentage-of-completion method, completion being measured using costs incurred to total estimated costs at completion.

CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments, principally money market accounts and marketable debt securities, with maturities of three months or less at the time of purchase.

                              LJL BIOSYSTEMS, INC.

NOTE 1  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INVESTMENTS

    The Company's short-term and long-term investments consist of marketable securities classified as "available-for-sale." Available-for-sale securities are carried at fair market value, with unrealized gains and losses; net of tax, included in accumulated other comprehensive income in stockholders' equity. Gains and losses on securities sold are based on the specific identification method and are included in the results of operations.

    Fair values of marketable securities are based on quoted market values at December 31, 1999. At December 31, 1999, the difference between the fair value and amortized cost of marketable securities was not significant. As of December 31, 1999, marketable securities consisted of U.S. government securities and corporate securities maturing within twelve months or less.

COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," during 1998. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's consolidated financial statements. The measurement and presentation of net income (loss) did not change. Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in the equity of the Company that are excluded from net income (loss). Specifically, SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, which otherwise would have been reported separately in stockholders' equity, to be included in accumulated other comprehensive income. Comprehensive income (loss) for the years ended
December 31, 1999 and 1998 has been reflected in the Consolidated Statement of Stockholders' Equity (Deficit).

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, cash equivalents, short-term investments, loans receivable from employees and accounts receivable. The Company deposits cash with high credit quality financial institutions. The Company's cash equivalents and marketable securities are primarily invested in federal government agency obligations and corporate securities that have various maturities during 2000. The Company has issued a loan to an executive officer as part of the terms of his employment agreement. The executive's home and shares of the Company's common stock secure the loan.

    The Company's accounts receivable are derived from revenue earned from customers located in the U.S., the United Kingdom and Japan. Generally, the Company requires no collateral on trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and provides for expected losses; however, such amounts have not been significant. At December 31, 1999, amounts due from one customer represented 43% of gross trade receivables, amounts due from another customer represented 13% of gross trade receivables and amounts due from another customer represented 10% of gross trade receivables. At December 31, 1998, amounts due from one customer represented 25% of gross trade receivables and amounts due from four other customers each represented 13% of gross trade

                              LJL BIOSYSTEMS, INC.

NOTE 1  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

receivables. As a percentage of total revenues, product sales and revenues recognized under development agreements from individual customers in excess of 10% of total revenues were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          1999          1998          1997
                                                        --------      --------      --------
AstraZeneca...........................................     15%           --            --
Chiron Corporation....................................     --             1%           64%
Ventana Medical Systems, Inc..........................     --             9%           24%
Becton Dickinson and Company..........................     --            --            10%

INVENTORIES

    Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

CAPITALIZED SOFTWARE COSTS

    Software development costs incurred subsequent to the establishment of technological feasibility are capitalized in accordance with Statement of Financial Standards No. 86; "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Amortization of capitalized software development costs is the greater of the amount computed using (a) the ratio of current revenues to the total of current and anticipated future revenues or
(b) the straight-line method over the estimated economic life of the product. No amounts have been capitalized to date.

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

RESEARCH AND DEVELOPMENT EXPENSE

    Research and development costs are expensed as incurred and consist of costs incurred for internally funded research and development activities and development agreements. These amounts include direct costs and research-related overhead expenses. Research and development expenses under development agreements were $316,000 in 1997.

INCOME TAXES

    Prior to June 6, 1997, the Company elected to be treated as an S corporation for federal and California income tax purposes. As a result, little or no federal or state income taxes were payable at the corporate level. Rather, the Company's stockholders included their respective portions of the Company's

                              LJL BIOSYSTEMS, INC.

NOTE 1  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

taxable income in their individual income tax returns. On June 6, 1997, in connection with the preferred stock financing, the Company became subject to the C corporation provisions of the Internal Revenue Code. Accordingly, any earnings after this date are taxed at federal and state corporate income tax rates. Upon termination of the Company's S corporation status, the S corporation accumulated deficit of $742,000 was transferred to additional paid-in capital.

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

FOREIGN CURRENCY

    The U.S. dollar is the functional currency of the Company's UK subsidiary. Monetary and non-monetary assets and liabilities are remeasured into U.S. dollars at period end and historical exchange rates, respectively. Sales and expenses are remeasured at average exchange rates in effect during each period, except for these expenses related to non-monetary assets which are remeasured at historical exchange rates. Gains or losses resulting from foreign currency transactions are included in net loss and were not material.

SEGMENT REPORTING

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires use of the "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not have a material effect on the consolidated financial statements or notes thereto. At December 31, 1999, 97% of the Company's total assets were held domestically and the Company earned 69% of its fiscal 1999 sales from domestic customers. At December 31, 1998, 98% of the Company's total assets were held domestically and the Company earned 91% of its fiscal 1998 sales from domestic customers. During 1997, 100% of the Company's assets and sales, were domestic.

STOCK-BASED COMPENSATION

    The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". As permitted, the Company continues to recognize stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25. The pro forma effects of applying SFAS 123 are shown in Note 7 to the consolidated financial statements. The Company accounts for stock options issued to consultants in accordance with the provisions of SFAS 123 and EITF 96-18.

                              LJL BIOSYSTEMS, INC.

NOTE 1  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON STOCKHOLDERS

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the years ended December 31, 1999, 1998 and 1997. For the years ended December 31, 1998 and 1997, the net loss available to common stockholders includes $254,000 and $636,000, respectively, to reflect accretion of the mandatorily redeemable convertible preferred stock redemption value.

    Shares excluded from the computation of diluted net loss per share include the following:

                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                1999        1998        1997
                                              ---------   ---------   ---------
Stock options...............................  1,748,827   1,498,105     605,308
Stock warrants..............................     75,076      69,049      37,413
Convertible preferred stock.................         --     704,457   2,063,761
                                              ---------   ---------   ---------
                                              1,823,903   2,271,611   2,706,482
                                              =========   =========   =========

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the 1999 financial statement presentation.

NOTE 2  COMPOSITION OF BALANCE SHEET AMOUNTS:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Accounts receivable comprise:
  Trade receivables..................................  $1,915,000   $  872,000
  Other receivables..................................      56,000       12,000
                                                       ----------   ----------
                                                        1,971,000      884,000
  Less allowance for doubtful accounts...............     (76,000)     (44,000)
                                                       ----------   ----------
                                                       $2,047,000   $  840,000
                                                       ==========   ==========

Inventories comprise:
  Raw materials......................................  $1,224,000   $  476,000
  Work-in-process....................................     214,000           --
  Finished goods.....................................   1,153,000      697,000
                                                       ----------   ----------
                                                       $2,591,000   $1,173,000
                                                       ==========   ==========

                              LJL BIOSYSTEMS, INC.

NOTE 2  COMPOSITION OF BALANCE SHEET AMOUNTS: (CONTINUED)

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Property and equipment comprise:
  Computer equipment and software....................  $1,267,000   $1,057,000
  Furniture and equipment............................     877,000      594,000
  Leasehold improvements.............................      64,000       64,000
                                                       ----------   ----------
                                                        2,208,000    1,715,000
  Less accumulated depreciation and amortization.....  (1,328,000)    (926,000)
                                                       ----------   ----------
                                                       $  880,000   $  789,000
                                                       ==========   ==========

Accrued expenses comprise:
  Accrued employee costs.............................  $  990,000   $  879,000
  Warranty accrual...................................     439,000      351,000
  Accrued professional services......................     133,000      218,000
  Public company related expenses....................     300,000      200,000
  Other..............................................     164,000      153,000
                                                       ----------   ----------
                                                       $2,026,000   $1,801,000
                                                       ==========   ==========

NOTE 3  LONG-TERM DEBT:

    In September 1995, September 1996 and June 1997, the Company entered into equipment loan agreements with a bank related to the purchase of equipment and software. The loans, which were collateralized by the related equipment and software and by personal guarantees by the Company's stockholders, bore interest at 10.20% to 11.85% per annum and were repaid in full in March 1998.

    In February 1998, the Company entered into an equipment financing agreement that provided a $1.3 million line of credit that was used to finance the purchases of equipment, computers and software necessary to support the Company's CRITERION product line development effort and additions to the marketing, sales and administrative infrastructure. The initial term of this agreement was through February 16, 1999. Amounts borrowed under this agreement bear interest at 11.08% to 12.16%. The agreement was extended twice with the latest extension expiring on December 31, 1999. At December 31, 1999, the Company had an obligation to repay $868,000 under this agreement through 2003. Future principal payments under this line of credit are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $282,000
2001........................................................   317,000
2002........................................................   243,000
2003........................................................    26,000
                                                              --------
                                                              $868,000
                                                              ========

                              LJL BIOSYSTEMS, INC.

NOTE 4  INCOME TAXES:

    The provision for income taxes for the year ended December 31, 1997 reflects S corporation taxes imposed in California at the statutory rate of 1.5% of taxable income, adjusted for nondeductible items. On June 6, 1997, the Company became subject to the C corporation provisions of the Internal Revenue Code. No provision for income taxes relating to the US operation of the Company has been recognized for periods subsequent to June 6, 1997, as the Company incurred net operating losses for income tax purposes and has no carryback potential. During 1999, the Company recorded a provision for foreign income taxes relating to its UK subsidiary.

    The significant components of deferred tax assets and liabilities are as follows:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Net operating loss and tax credit carryforwards....  $ 7,375,000   $ 4,788,000
Nondeductible reserves and accruals................      481,000       288,000
                                                     -----------   -----------
  Gross deferred tax assets........................    7,856,000     5,076,000
Valuation allowance................................   (7,856,000)   (5,076,000)
                                                     -----------   -----------
  Net deferred tax assets..........................  $        --   $        --
                                                     ===========   ===========

    Due to incurring ongoing operating losses, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance is appropriate.

    At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $18 million and $9 million, respectively, available to reduce future taxable income, which expire from 2003 to 2020. The Company's ability to utilize net operating loss and tax credit carryforwards may be subject to limitation as set forth in applicable federal and state tax laws. As specified in the Internal Revenue Code, an ownership change of more than 50% during any three-year period would result in certain annual limitations on the Company's ability to utilize its net operating loss and tax credit carryforwards.

NOTE 5  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

    In May and June 1997, the Company amended its Certificate of Incorporation to authorize a total of 7,400,000 shares of preferred stock for future issuance. In June 1997, the Company completed a private placement of 3,621,503 shares of Series A mandatorily redeemable convertible preferred stock (the "Series A") for $2.60 per share, resulting in cash proceeds of $8,672,000, net of issuance costs of $744,000.

    The Series A stockholders were entitled to annual dividends at a rate of $0.312 per share (subject to adjustment for dilution or stock splits). Such dividends were noncumulative and were payable when and if declared by the Board of Directors provided, however, that such dividends would be deemed to be accrued and cumulatively payable upon the redemption of the Series A shares or a liquidation or dissolution of the Company. Accordingly, such amounts were accreted to the carrying value of the Series A shares with a corresponding charge to accumulated deficit. The Series A shares were converted into 3,621,503 shares of common stock in connection with the Company's initial public offering in March 1998.

                              LJL BIOSYSTEMS, INC.

NOTE 6  STOCKHOLDERS' EQUITY:

    The Company has the right to repurchase, at the original issuance price, certain of the shares of common stock issued to employees and directors under restricted stock agreements. The Company's repurchase right lapses over four years based on the length of the individual's service with the Company. At December 31, 1999, 45,000 shares of common stock were subject to repurchase by the Company.

    In connection with the Series A private placement in June 1997, the Company issued to the placement agent two warrants to purchase a total of 65,653 shares of Series A at an exercise price of $5.20 per share. The warrants originally were to expire on the earlier of June 6, 2002, the closing of an initial public offering of the Company's common stock pursuant to a registration statement under the Securities Act of 1993 or a merger or sale of substantially all of the Company's assets and were exercisable immediately. In March 1998, the terms of the warrants were amended such that the warrants are now exercisable to purchase 65,653 shares of the Company's common stock at an exercise price of $7.00 per share and expire in 2001. The Company determined that the value of the amended warrants was not material.

    In connection with entering into a line of credit agreement with a leasing company in February 1998, the Company issued a warrant to purchase up to 13,290 shares of the Company's common stock at $5.38. The actual number of shares to be issued under the warrant was based on 5.5% of the borrowings against the line of credit divided by the exercise price of $5.38 and was determined during 1999 to be 10,312 shares of the Company's common stock, none of which were exercised as of December 31, 1999. The warrant will expire in February 2002. The Company determined that the value of this warrant was not material.

    At December 31, 1999, the Company had two million shares of preferred stock authorized, of which no shares were issued or outstanding.

NOTE 7  EQUITY INCENTIVE PLANS:

    In January 1994, the Company adopted the 1994 Equity Incentive Plan (the "1994 Plan") under which 499,500 shares of the Company's common stock were reserved for issuance to employees, directors and consultants of the Company, as approved by the Board of Directors. On March 14, 1997, the Company reduced the number of shares reserved for issuance under the 1994 Plan to 479,250. The 1994 Plan, which expires in 2004, provides for the grant of incentive as well as nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock purchase rights.

    In March 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan"). As amended, 2,520,750 shares of the Company's common stock have been reserved for issuance to employees, directors and consultants of the Company under the 1997 Plan. The 1997 Plan, which expires in 2007, provides for the grant of incentive as well as nonstatutory stock options and restricted stock purchase rights.

    Options granted under the 1994 Plan and the 1997 Plan are for terms not to exceed ten years. If the option is granted to a stockholder who owns more than 10% of the Company's outstanding stock, the term may not exceed five years and the exercise price of the stock option must be at least 110% of the fair market value of the stock at the date of grant. Exercise prices of incentive stock options granted to all other persons are generally equal to at least 100% of the fair market value of the stock at the date of grant. For nonstatutory stock options granted to all other persons, the exercise price under the 1994 Plan and the 1997 Plan is generally equal to at least 50% or 85%, respectively, of the fair market value of the stock at the date of grant. Options under the plans generally vest over a five-year period.

                              LJL BIOSYSTEMS, INC.

NOTE 7  EQUITY INCENTIVE PLANS: (CONTINUED)

    The term of restricted stock purchase rights granted under the 1997 Plan is thirty days, after which unaccepted stock purchase rights expire. If the stock purchase right is granted to a stockholder who owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price is generally at least equal to 100% of the fair market value of the stock on the date of grant. The exercise price of stock purchase rights granted to all other persons is generally equal to at least 85% of the fair market value of the stock on the date of grant. There were no unaccepted restricted stock purchase rights outstanding at December 31, 1999.

    On December 16, 1997, the Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") and the 1998 Directors' Plan and reserved 300,000 and 150,000 shares of common stock, respectively, for issuance under these plans, which were approved by the stockholders in February 1998. The 1998 Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, permits eligible employees to purchase common stock through payroll deductions at a purchase price equal to 85% of the fair market value of the Company's common stock at the beginning or end of the offering period, whichever is less. During 1999, 39,522 shares were issued under the 1998 Purchase Plan. The 1998 Directors' Plan provides for certain automatic grants of nonstatutory stock options to nonemployee directors of the Company. Options granted under the 1998 Directors' Plan vest over four years, have a term of ten years and are granted at exercise prices equal to the fair market value of the Company's common stock on the date of grant.

    The following table summarizes activity under the 1994 Plan, the 1997 Plan and the 1998 Directors' Plan:

                                                                         WEIGHTED
                                                SHARES        STOCK      AVERAGE
                                               AVAILABLE     OPTIONS     EXERCISE
                                               FOR GRANT   OUTSTANDING    PRICE
                                               ---------   -----------   --------
Balance at December 31, 1996.................    111,250      388,250     $0.10

Shares authorized............................  2,050,500           --        --
Issuance of restricted stock.................    (45,000)          --      2.00
Options granted..............................   (480,000)     480,000      1.34
Options exercised............................         --      (38,250)     0.10
                                               ---------    ---------     -----

Balance at December 31, 1997.................  1,636,750      830,000      0.71

Options granted..............................   (964,256)     964,256      3.76
Options exercised............................         --     (216,578)     0.36
Options canceled.............................     79,723      (79,723)     4.19
                                               ---------    ---------     -----
Balance at December 31, 1998.................    752,217    1,497,955      2.53

Shares authorized............................    600,000           --        --
Options granted..............................   (696,640)     696,640      4.98
Options exercised............................         --     (192,188)     0.69
Options canceled.............................    150,687     (150,687)     3.44
                                               ---------    ---------     -----
Balance at December 31, 1999.................    806,264    1,851,720      3.57
                                               =========    =========     =====

                              LJL BIOSYSTEMS, INC.

NOTE 7  EQUITY INCENTIVE PLANS: (CONTINUED)

    The following table summarizes information about stock options under the 1994 Plan, the 1997 Plan and the 1998 Directors' Plan at December 31, 1999:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                   ------------------------------------   ----------------------
                                  WEIGHTED
                                   AVERAGE     WEIGHTED                 WEIGHTED
                                  REMAINING    AVERAGE                  AVERAGE
     RANGE OF        NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
  EXERCISE PRICES  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
  ---------------  -----------   -----------   --------   -----------   --------
  $0.10 to $1.00      309,314    7.1 years      $0.75       126,997      $0.77
  $2.00 to $2.875     467,340    8.5 years       2.58       117,452       2.41
  $3.19 to $4.50      538,150    9.4 years       3.94        45,300       4.19
  $5.00 to $6.30      536,916    8.5 years       5.69       125,035       5.72
                    ---------                               -------
                    1,851,720    8.5 years       3.57       414,784       3.10
                    =========                               =======

    Deferred compensation is recorded when the exercise price of an option is less than the deemed fair value of the underlying stock on the date of grant. From inception through June 1997, all stock options were granted at exercise prices that equaled the estimated fair value of the underlying stock on the respective grant dates. In August 1997, the Company granted options to purchase a total of 75,000 shares of common stock at an exercise price of $1.00 per share. Deferred compensation of approximately $56,000 was recorded on these options, based on the deemed fair value of the common stock on the date of grant of $1.75 per share. In October 1997, the Company granted options to purchase 24,500 shares of common stock at an exercise price of $1.00 per share. Additional deferred compensation of approximately $123,000 was recorded based on a deemed fair value of $6.00 per share on the date of grant. Additionally, in October 1997 the Company granted to a consultant options to purchase 7,500 shares of the Company's common stock at an exercise price of $1.00 per share, resulting in additional deferred compensation of $40,000 based on the estimated fair value of the options granted. In December 1997, the Company granted rights to purchase 45,000 shares of restricted common stock at an exercise price of $2.00 per share and options to purchase 30,250 shares of common stock at an exercise price of $2.00 per share. Additional deferred compensation of approximately $553,000 related to these grants was recorded based on a deemed fair value of the common stock of $9.35 per share on the date of grant. On
March 10, 1998, the Company granted an option to an employee to purchase 15,000 shares of the Company's common stock at a price 15% below fair market value at the date of the grant. Deferred compensation of $33,600 was recorded based on the estimated fair value of the options granted. Deferred compensation is amortized over the vesting period of the options, generally four to five years.

    In December 1997, the Company also granted fully vested options to employees to purchase 75,000 shares of common stock at exercise prices of $2.00 to $2.20 per share, in lieu of cash bonuses. Compensation expense of $547,000 related to these options, based on a deemed fair value of the common stock on the date of grant of $9.35 per share, was recognized in 1997.

    Stock compensation expense for options granted to consultants has been determined using the Black-Scholes option pricing model to measure the fair value of the option. The fair value of such options is periodically remeasured as the options vest.

    The Company accounts for issuances of stock options to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25. Had compensation cost for the Company's option plans

                              LJL BIOSYSTEMS, INC.

NOTE 7  EQUITY INCENTIVE PLANS: (CONTINUED)

been determined based on the fair value of the options at the dates of grant, as prescribed in SFAS 123, the Company's pro forma net income (loss) for the years ended December 31, 1999, 1998 and 1997 would have included additional stock compensation expense of $394,000, $286,000 and $10,000, respectively. The fair value of each option has been estimated on the date of grant using the Black-Scholes option pricing model for all options granted after the effective date of the Company's initial public offering on March 13, 1998 and using the minimum value method for options granted prior to the initial public offering. The following assumptions were used in computing the fair value of options granted: dividend yield of 0.0% for 1999, 1998 and 1997; risk-free interest rates of 4.6% to 6.4% for 1999, 4.4% to 5.7% for 1998, and 6.3% to 6.5% for
1997; volatility of 90% for options granted in 1999, volatility of 84% for options granted after the effective date of the Company's initial public offering on March 13, 1998 through December 31, 1998; and a weighted average expected option term of four years for 1999 and 1998 and 1997.

    Additional option grants are expected to be made beyond 1999. Accordingly, pro forma disclosures may differ significantly from the reported results of operations in the future.

    At December 31, 1999, the Company had 2,723,637 shares of common stock reserved for future issuance upon the exercise of stock options and common stock purchase warrants.

NOTE 8  EMPLOYEE BENEFIT PLAN:

    The Company maintains the tax deferred LJL BioSystems, Inc. 401(k) Plan (the "401(k) Plan"), that covers all employees over twenty-one years of age who become eligible to enroll the first day of the calendar month following their employment date. Employees may contribute up to 15% of their compensation to the 401(k) Plan on a pre-tax basis, subject to the maximum amount allowable under IRS regulations. Pre-tax contributions are allocated to each employee's individual account, which is invested in selected investment alternatives according to the directions of the employee. The Company may contribute a discretionary matching contribution equal to a specified percentage of the participant's compensation. Matching contributions to an individual employee's account vest over five years of service with the Company. Through December 31, 1999, the Company had not made any matching contributions under the 401(k) Plan.

NOTE 9  COMMITMENTS AND CONTINGENCIES:

    In January 2000, the Company amended its operating lease agreement for one of its principal facilities to extend the lease term to December 2002. The lease agreement requires the Company to pay minimum rent as well as certain facilities operating expenses incurred by the lessor. In July 1997, the Company entered into a lease agreement for a laboratory facility and the use of certain laboratory equipment. During 1999, the lease was amended to extend the lease term to June 2000, at which time the lease may be continued on a month-to-month basis, by mutual consent. In April 1998, the Company entered into a lease agreement for a facility in the United Kingdom with a lease term to April 1999. In April 1999, the Company extended its operating lease on its United Kingdom office space through April 2000. In January 2000, the Company amended its operating lease agreement for its other principal facility to extend the lease term to May 2002. The lease agreement requires the Company to pay minimum rent as well as certain facility operating expenses incurred by the lessor. Rent expense during the years ended December 31, 1999, 1998 and 1997 totaled $542,000, $381,000 and $161,000, respectively.

                              LJL BIOSYSTEMS, INC.

NOTE 9  COMMITMENTS AND CONTINGENCIES: (CONTINUED)

    Future minimum payments under non-cancelable operating leases are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $  514,000
2001........................................................     330,000
2002........................................................     238,000
                                                              ----------
                                                              $1,082,000
                                                              ==========

    In June 1997, the Company entered into a development, license and sales agreement (the "Agreement") under which the Company obtained worldwide rights to certain patented assay technologies. As amended, the Agreement provides for future minimum royalties that aggregate approximately $1.0 million and are due through 2003.

    In the normal course of business, the Company is subject to various claims and assessments, which, in the opinion of management, will not have a material adverse effect on its results of operations or financial condition.

NOTE 10  RELATED PARTY TRANSACTIONS:

    During 1998, the Company extended a loan in the amount of $190,000 to an executive officer as part of the terms of the executive's employment agreement. The officer's home and shares of the Company's common stock secure the loan. The loan bears interest at 5.83% per annum and is to be repaid in full on the earliest of February 15, 2008 or the dates of certain other conditions of the note. All or a portion of the loan and the interest may be forgiven based on the executive's performance or upon termination by the Company without cause. During 1999, the Company extended two loans totaling $32,500 to two employees as part of the terms of each employee's employment agreement. One loan is unsecured and bears interest at 5.187% per annum and is to be repaid in full on the earliest of January 12, 2003 or the dates of certain other conditions of the note. The other loan is secured by shares of the Company's common stock, bears interest at 7.5% per annum and is to be repaid in full thirty days after the employee's termination or on the dates of certain other conditions of the note. All or a portion of each loan and the interest may be forgiven based on the respective employee's performance or upon termination of the respective employee by the Company without cause.

NOTE 11  SUBSEQUENT EVENT:

    On February 2, 2000, the Company received net cash proceeds of approximately $18.4 million in connection with a private placement of 1.76 million shares of unregistered restricted common stock. The terms of the sale require that the Company file a registration statement covering such shares by February 16, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    This information required by this item is contained in the Registrant's definitive proxy statement, which the Registrant will file with the Commission no later than May 1, 2000 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    This information required by this item is contained in the Registrant's definitive proxy statement, which the Registrant will file with the Commission no later than May 1, 2000 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information required by this item is contained in the Registrant's definitive proxy statement, which the Registrant will file with the Commission no later than May 1, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information required by this item is contained in the Registrant's definitive proxy statement, which the Registrant will file with the Commission no later than May 1, 2000 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Consolidated Financial Statements and Financial Statement
        Schedule of LJL BioSystems, Inc. are filed as part of this report on Form 10-K beginning on page 36 under the caption
        "Item 8. Consolidated Financial Statements and Supplementary
        Data."

        Report of Independent Accountants

        Consolidated Balance Sheet

        Consolidated Statement of Operations

        Consolidated Statement of Stockholders' Equity (Deficit)

        Consolidated Statement of Cash Flows

        Notes to Consolidated Financial Statements

  (2)   Schedule II--Valuation and Qualifying Accounts

(b) We filed the following reports on Form 8-K during the period from our initial public offering through December 31, 1999.

            Report on Form 8-K dated February 11, 1999
            Report on Form 8-K dated July 30, 1999
            Report on Form 8-K dated September 1, 1999
            Report on Form 8-K dated November 1, 1999

(c)     Exhibits

 3.1    Amended and Restated Certificate of Incorporation of the
        Company, as currently in effect.(1)
 3.2    Amended and Restated Bylaws of the Company.(2)
 4.1    Specimen Stock Certificate.(3)
 4.2    Amended and Restated Investors' Rights Agreement dated
        June 17, 1997 between the Company and the individuals and entities listed in the signature pages thereto.(4)
 4.4 Common Stock Purchase Agreement dated January 25, 1999, by and among LJL BioSystems, Inc. and the Purchasers (as defined therein).(9)
 4.5 Registration Rights Agreement dated January 27, 1999, by and among the Company and the Holders (as defined therein).(9)
 4.6    Form of Stock Purchase Agreement by and between LJL
        BioSystems, Inc. and the Investors.(10)
10.1    Agreement dated June 5, 1997 between the Company and
        FluorRx, Inc.*(5)
10.2 Form of Indemnification Agreement between the Company and each of its officers and directors.(5)
10.3    Severance Agreement dated December 6, 1995 between the
        Company and Lev J. Leytes.(5)
10.4    Lease between Company and Yageo USA Inc., as amended.(5)
10.5    1994 Equity Incentive Plan and Forms of Agreements. (5)
10.6    1997 Stock Plan and Forms of Agreements.(5)
10.7    1998 Directors' Stock Option Plan and Forms of
        Agreements.(5)
10.8    1998 Employee Stock Purchase Plan and Subscription
        Agreement.(5)
10.9    Equipment Financing Agreement dated February 16, 1998
        between the Company and Lease Management Services, Inc.(5)
10.10   Warrant to Purchase Shares of Common Stock dated
        February 16, 1998 between the Company and Lease Management
        Services, Inc.(5)
10.11   Lease between Company and Coptech West. (6)

10.12   Secured Loan Agreement between LJL BioSystems, Inc. and
        James S. Richey dated April 28, 1998.(7)
10.13   Amended Warrant to Purchase Shares of Common Stock between
        LJL BioSystems, Inc. and Lease Management Services, Inc.
        dated February 16, 1998, amended June 1, 1998.(7)
10.14   Employment Agreement between LJL BioSystems, Inc. and Larry
        Tannenbaum, dated November 4, 1998.(8)
21.1    Subsidiaries of the Registrant.
23.1    Consent of Independent Accountants.
24.1    Power of Attorney. See page 57.
27.1    Financial Data Schedule.

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

(8) Incorporated by reference to the identically numbered exhibit filed with the Registrant's Form 10-K for the fiscal year ended December 31, 1998.

(9) Incorporated by reference to the identically numbered exhibit filed with the Registrant's Form 8-K dated February 10, 1999.

(10) Incorporated by reference to the identically numbered exhibit filed with the Registrant's Form 8-K dated February 3, 2000.

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Santa Clara, State of California, on February 16, 2000.

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

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
                  /s/ LEV J. LEYTES                      Officer, and chairman of
     -------------------------------------------         the Board of Directors      February 16, 2000
                    Lev J. Leytes                        (Principal Executive
                                                         Officer)

                  /s/ GALINA LEYTES
     -------------------------------------------       Executive Vice President and  February 16, 2000
                    Galina Leytes                        Director

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Senior Vice President and
                /s/ LARRY TANNENBAUM                     Chief Financial Officer
     -------------------------------------------         (Principal Financial        February 16, 2000
                  Larry Tannenbaum                       Officer)

                                                       Vice President of Finance
                 /s/ ROBERT T. BEGGS                     and Administration
     -------------------------------------------         (Principal Accounting       February 16, 2000
                   Robert T. Beggs                       Officer)

              /s/ GEORGE W. DUNBAR, JR.
     -------------------------------------------       Director                      February 16, 2000
                George W. Dunbar, Jr.

                /s/ MICHAEL F. BIGHAM
     -------------------------------------------       Director                      February 16, 2000
                  Michael F. Bigham

              /s/ JOHN G. FREUND, M.D.
     -------------------------------------------       Director                      February 16, 2000
                John G. Freund, M.D.

                /s/ DANIEL S. JANNEY
     -------------------------------------------       Director                      February 16, 2000
                  Daniel S. Janney

                 /s/ JOHN D. DIEKMAN
     -------------------------------------------       Director                      February 16, 2000
                   John D. Diekman

                                                                     SCHEDULE II

                              LJL BIOSYSTEMS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                   BALANCE AT                                BALANCE AT
CLASSIFICATION                                  BEGINNING OF YEAR   ADDITIONS   DEDUCTIONS   END OF YEAR
--------------                                  -----------------   ---------   ----------   -----------
Allowance for doubtful accounts
  Year ended December 31, 1997................       $(51,000)      $     --      $47,000     $ (4,000)
  Year ended December 31, 1998................         (4,000)       (40,000)          --      (44,000)
  Year ended December 31, 1999................       $(44,000)      $(32,000)     $    --     $(76,000)