Form 10-Q
period 2000-03-31
LJL BIOSYSTEMS INC
filed 2000-05-12
CIK 1042162

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

As of April 28, 2000, 14,829,081 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.


===============================================================================

-------------------------------------------------------------------------------
LJL BIOSYSTEMS, INC.
INDEX
-------------------------------------------------------------------------------

ITEM NO.                                                                                          PAGE
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Condensed Financial Statements (Unaudited).....................      3
                  Consolidated Condensed Balance Sheet as of March 31, 2000 and
                  December 31, 1999 (Unaudited)...............................................      3
                  Consolidated Condensed Statement of Operations for the Three-Month
                  Periods Ended March 31, 2000 and 1999 (Unaudited)...........................      4
                  Consolidated Condensed Statement of Cash Flows for the Three-Month
                  Periods Ended March 31, 2000 and 1999 (Unaudited)...........................      5
                  Notes to Consolidated Condensed Financial Statements (Unaudited)............      6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................       7

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.................      21

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..........................................................      22
Item 2.           Changes in Securities and Use of Proceeds..................................      22
Item 3.           Defaults Upon Senior Securities............................................      22
Item 4.           Submission of Matters to a Vote of Security Holders........................      22
Item 5.           Other Information..........................................................      22
Item 6.           Exhibits and Reports on Form 8-K...........................................      22
                  Signatures.................................................................      24
                  Exhibits...................................................................      24

-------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
-------------------------------------------------------------------------------


ITEM 1.           CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                              LJL BIOSYSTEMS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                            March 31,                December 31,
                                                                              2000                      1999
                                                                          --------------            --------------
ASSETS

Current assets:
   Cash and cash equivalents.......................................       $ 11,480,000              $  3,891,000
   Short-term investments..........................................         14,980,000                 4,567,000
   Accounts receivable, net........................................          1,337,000                 2,047,000
   Inventories.....................................................          2,155,000                 2,591,000
   Other current assets............................................          1,034,000                   159,000
                                                                          --------------            --------------
     Total current assets..........................................         30,986,000                13,255,000

Property and equipment, net........................................            975,000                   880,000
Loans receivable from employees....................................            223,000                   223,000
                                                                          --------------            --------------
                                                                          $ 32,184,000              $ 14,358,000
                                                                          ==============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................................       $    815,000              $  1,245,000
   Accrued expenses................................................          2,307,000                 2,026,000
   Customer deposits...............................................            293,000                   293,000
   Deferred revenue................................................            773,000                   146,000
   Current portion of long-term debt...............................            290,000                   282,000
                                                                          --------------            --------------
     Total current liabilities.....................................          4,478,000                 3,992,000

Long-term debt, net of current portion.............................            511,000                   586,000
                                                                          --------------            --------------
     Total liabilities.............................................          4,989,000                 4,578,000
                                                                          --------------            --------------

Stockholders' equity:
   Common stock....................................................             15,000                    13,000
   Additional paid-in capital......................................         50,256,000                30,601,000
   Deferred stock compensation.....................................           (391,000)                 (435,000)
   Accumulated other comprehensive loss............................            (23,000)                  (20,000)
   Accumulated deficit.............................................        (22,662,000)              (20,379,000)
                                                                          --------------            --------------

     Total stockholders' equity....................................         27,195,000                 9,780,000
                                                                          --------------            --------------
                                                                          $ 32,184,000              $ 14,358,000
                                                                          ==============            ==============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                              LJL BIOSYSTEMS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                                2000                      1999
                                                                           -------------             --------------
Net sales.............................................................      $  3,111,000             $    1,359,000
Cost of sales.........................................................         1,111,000                    698,000
                                                                           -------------             --------------

Gross profit..........................................................         2,000,000                    661,000
                                                                           -------------             --------------

Operating Expenses:
   Research and development...........................................         2,099,000                  1,483,000
   Selling, general and administrative................................         2,395,000                  1,689,000
                                                                           -------------             --------------

     Total operating expenses.........................................         4,494,000                  3,172,000
                                                                           -------------             --------------

Loss from operations..................................................        (2,494,000)                (2,511,000)
Interest and other income, net........................................           240,000                    180,000
Interest expense......................................................           (25,000)                   (20,000)
                                                                           -------------             --------------

Loss before provision for income taxes................................        (2,279,000)                (2,351,000)
Provision for income taxes............................................             4,000                          -
                                                                           -------------             --------------

Net loss..............................................................      $ (2,283,000)             $  (2,351,000)
                                                                           =============             ==============


Basic and diluted net loss per share..................................      $      (0.16)             $       (0.20)
                                                                           =============             ==============

Shares used in computation of basic and diluted net loss per share....        13,999,933                 11,968,738
                                                                           =============             ==============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                              LJL BIOSYSTEMS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                                2000                      1999
                                                                           -------------             --------------
Cash flows from operating activities:
   Net loss...........................................................     $  (2,283,000)             $  (2,351,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization....................................           193,000                     92,000
     Stock compensation expense.......................................           535,000                     45,000
     Changes in assets and liabilities:
       Accounts receivable............................................           710,000                    (38,000)
       Inventories....................................................           436,000                   (551,000)
       Other current assets...........................................          (875,000)                   (15,000)
       Accounts payable...............................................          (430,000)                   550,000
       Accrued expenses...............................................           281,000                    (59,000)
       Customer deposits..............................................                 -                    283,000
       Deferred revenue...............................................           627,000                          -
                                                                           -------------             --------------
         Net cash used in operating activities........................          (806,000)                (2,044,000)
                                                                           -------------             --------------

Cash flows from investing activities:
   Purchases of property and equipment................................          (288,000)                  (162,000)
   Purchases of investments...........................................       (11,414,000)                (5,809,000)
   Proceeds from sales and maturities of investments..................           997,000                  2,469,000
                                                                           -------------             --------------
         Net cash used in investing activities........................       (10,705,000)                (3,502,000)
                                                                           -------------             --------------

Cash flows from financing activities:
   Proceeds from borrowings...........................................                 -                    102,000
   Repayments of borrowings...........................................           (67,000)                   (42,000)
   Issuance of long-term notes receivable from related parties........                 -                    (17,000)
   Proceeds from issuance of common stock, net........................        19,167,000                  6,832,000
                                                                           -------------             --------------
         Net cash provided by financing activities....................        19,100,000                  6,875,000
                                                                           -------------             --------------

Effect of exchange rate changes on cash and cash equivalents..........                 -                     (8,000)
Net increase in cash and cash equivalents.............................         7,589,000                  1,321,000
Cash and cash equivalents at beginning of period......................         3,891,000                  1,831,000
                                                                           -------------             --------------

Cash and cash equivalents at end of period............................     $  11,480,000              $   3,152,000
                                                                           =============             ==============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                              LJL BIOSYSTEMS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

         In the opinion of the management of LJL BioSystems, Inc. ("we" or the "Company"), the accompanying unaudited consolidated condensed financial data contains all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to present fairly the financial information included herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K dated February 16, 2000 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2000, or any other future period.

NOTE 2 - INVENTORIES:

                                                                      March 31,                December 31,
                                                                        2000                       1999
                                                                  ----------------           ---------------
         Raw materials.......................................     $    935,000                $ 1,224,000
         Work-in-process.....................................          421,000                    214,000
         Finished goods......................................          799,000                  1,153,000
                                                                  ----------------           ---------------
                                                                   $ 2,155,000                $ 2,591,000
                                                                  ================           ===============

NOTE 3 - PRIVATE PLACEMENTS:

         On January 27, 1999, the Company received cash proceeds of $6.7 million, net of issuance costs of $270,000, in connection with a private placement of 2.0 million shares of unregistered, restricted common stock. The terms of the sale required that the Company file a registration statement covering such shares. Such registration statement was filed and became effective on July 21, 1999.

         On February 2, 2000, the Company received cash proceeds of $18.4 million, net of issuance costs of $962,000, in connection with a private placement of 1.76 million shares of unregistered, restricted common stock. The terms of the sale required that the Company file a registration statement covering such shares. Such registration statement was filed and became effective on March 3, 2000.

NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE:

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the three-month periods ended March 31, 2000 and 1999.

NOTE 5 - COMPREHENSIVE INCOME:

         Comprehensive income is comprised of net income (loss) and other items of comprehensive income. During the quarter ended March 31, 2000, comprehensive loss amounted to $3,000. At March 31, 2000, accumulated comprehensive loss consisted of unrealized gains and losses on the Company's available-for-sale securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and Notes thereto contained in
Item 1 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described below under "Additional Factors That May Affect Future Results."

OVERVIEW

         We design, produce and sell products under the CRITERION name specifically targeted for both the current and evolving markets for high throughput products used for drug discovery and genomics ("high throughput market"). Our CRITERION product line is comprised of instruments and consumables for drug discovery and genomics. To develop these products, we have assembled an integrated team of scientists and engineers with expertise in multiple disciplines, including biology, fluorescence, chemistry, biophysics, biochemistry, chemical and mechanical engineering, optics, electronics and software. Since our inception in 1988, we have designed, developed and manufactured high performance clinical diagnostics analyzers and other automated instruments.

         Starting in the second half of 1996, we began focusing on the high throughput market. Since then our efforts have resulted in the achievement of several key milestones.

- In May 1998, we began shipping Analyst HT, our first-generation detection system for the high throughput market. This system was designed specifically for the high throughput market and offers multi-mode capability, flexibility and performs up to 70,000 screens per day.

- Later in 1998, we shipped our first ultra-high throughput system, Acquest. Also multi-modal, Acquest was designed to accept microplates with both 384-well and 1,536-well formats and to perform up to 200,000 screens per day.

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

         We have de-emphasized our original equipment manufacturing development activities and have phased out production of all but one of our original equipment manufacturing instruments. However, we expect to support and will continue to manufacture one of our OEM products under an agreement with one customer in 2000 and possibly beyond.

RESULTS OF OPERATIONS

         NET SALES. Total sales were $3.1 million for the quarter ended March 31, 2000, as compared to $1.4 million for the quarter ended March 31, 1999, representing an increase of $1.8 million or 129%. This increase in sales was due to an increase in sales volume of our CRITERION products. We reported combined Analyst and Acquest instrument sales of $2.9 million for the quarter ended March 31, 2000, as compared to $1.3 million for the quarter ended March 31, 1999. Sales to a single customer represented 12% of total sales during the quarter ended March 31, 2000. Sales to this customer represented 10% of our sales in the quarter ended March 31, 1999. Two additional customers each represented 10% of total sales during the quarter ended March 31, 1999. For additional discussion of risks related to customer concentration, see "Additional Factors That May Affect Future Results - The market for our product line is concentrated, which limits the number of our potential customers."

         COST OF SALES. Cost of sales were $1.1 million for the quarter ended March 31, 2000, as compared to $0.7 million for the quarter ended March 31, 1999, representing an increase of $0.4 million or 59%. This was due primarily to the significant increase in sales of our CRITERION products. Gross profit, as a percentage of sales, was 64% for the quarter ended March 31, 2000, as compared to 49% for the quarter ended March 31, 1999. This increase was primarily the result of favorable product mix and higher manufacturing volumes, which resulted in better manufacturing overhead cost absorption. We expect that gross profit, as a percentage of sales, will fluctuate for the next several years based on sales volumes and product mix for the Analyst, Acquest and other products.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $2.1 million for quarter ended March 31, 2000, as compared to $1.5 million for the quarter ended March 31, 1999, representing an increase of $0.6 million or 42%. This increase was primarily due to $0.4 million in non-cash compensation expense related to stock options granted to non-employees. The increase was also due to increased costs associated with the development of our CRITERION product line platform. We expect research and development expenditures to continue to increase in future periods to support the development of our CRITERION product line, especially reagents and SNP related products.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $2.4 million for the quarter ended March 31, 2000, as compared to $1.7 million for the quarter ended March 31, 1999, representing an increase of $0.7 million or 42%. This increase was primarily due to increases in marketing and sales expenses associated with the addition of sales and marketing personnel and higher marketing expenses for the Analyst and Acquest product lines. This increase was also due to increases in general and administrative expenses, which include higher costs associated with the addition of administrative personnel and higher infrastructure costs associated with our headcount increases since March 31, 1999. The increase was also partially due to $0.1 million in non-cash compensation expense related to stock options granted to non-employees. We expect selling, general and administrative expenses to increase in future periods to support the development of our CRITERION product line, especially reagents and SNP related products.

         INTEREST AND OTHER INCOME, NET. Net interest and other income was $240,000 for the quarter ended March 31, 2000, as compared to $180,000 for the quarter ended March 31, 1999, representing an increase of $60,000 or 33%. This increase was primarily due to higher interest earned as a result of higher average levels of invested cash, cash equivalents and investments in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

         INTEREST EXPENSE. Interest expense was $25,000 for the quarter ended March 31, 2000, as compared to $20,000 for the quarter ended March 31, 1999, representing an increase of $5,000 or 25%. This increase was primarily due to higher interest paid as a result of a higher average level of debt on our line of credit in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

INCOME TAXES

         During the quarter ended March 31, 2000, we recorded a provision for foreign income taxes of $4,000. No provision for income taxes was recorded for the three-month periods ended March 31, 2000 or 1999 for the Company's U.S. operations, as the Company incurred net operating losses and had no carryback potential. Utilization of net operating loss carryforwards, which expire from 2003 to 2020, may be subject to limitations as set forth in applicable federal and state laws. Due to uncertainties regarding realizability of the deferred tax assets, the Company has provided a full valuation allowance on all deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had cash, cash equivalents and investments of $26.5 million, working capital of $26.5 million and an accumulated deficit of $22.7 million. On January 27, 1999, we raised net cash proceeds of $6.7 million in connection with a private placement of 2.0 million shares of unregistered restricted common stock. The terms of the sale required that we file a registration statement covering such shares. Such registration statement was filed and became effective on July 21, 1999. On February 2, 2000, we received net cash proceeds of approximately $18.4 million in connection with a private placement of 1.76 million shares of unregistered restricted common stock. The terms of the sale required that we file a registration statement covering such shares. Such registration statement was filed and became effective on March 3, 2000. Prior to our initial public offering, which occurred in March 1998, we satisfied our liquidity needs primarily through cash flows generated from operations, private sales of preferred stock, and to a lesser extent, from bank loans for equipment purchases and loans from stockholders.

         Net cash from operating activities has historically fluctuated based on:

         -  the timing of payments of accounts payable balances;

         -  receipts of customer deposits;

         -  payments of accounts receivable balances;

         - changes in inventory balances resulting from varying levels of manufacturing activities; and

         -  fluctuations in our net loss.

Net cash used in operating activities totaled $0.8 million and $2.0 million during the quarters ended March 31, 2000 and 1999, respectively. This decrease was attributable to changes in stock compensation expense, accounts receivable, inventory, deferred revenue and accrued expenses, partially offset by changes in accounts payable and other current assets.

         Net cash used in investing activities totaled $10.7 million and $3.5 million during the quarters ended March 31, 2000 and 1999, respectively. This increase was primarily due to increased purchases of investments, net of sales and maturities of investments. These financial instruments, like all fixed income instruments, are subject to interest rate risk and may fluctuate in value if market interest rates fluctuate. We attempt to limit this exposure by investing entirely in short-term investments.

         Net cash provided by financing activities totaled $19.1 million and $6.9 million the quarters ended March 31, 2000 and 1999, respectively. This increase was primarily due to higher net proceeds from our private placement of common stock during the first quarter of 2000, which raised approximately $18.4 million, net of issuance costs, compared to our private placement of common stock during the first quarter of 1999, which raised approximately $6.7 million, net of issuance costs.

         In February 1998, we entered into an equipment financing agreement that provided a $1.3 million line of credit that was used to finance the purchases of equipment, computers and software necessary to support our CRITERION product line development effort and additions to the marketing, sales and administrative infrastructure. The initial term of this agreement was through February 16, 1999. The agreement was extended twice with the latest extension expiring on December 31, 1999. At March 31, 2000, we had an obligation to repay $0.8 million under this agreement through 2003.

         In June 1997, we entered into a development, license and sales agreement with FluorRx, Inc. under which we obtained worldwide rights to certain patented technologies. In August 1998, we amended certain terms of this agreement. Future minimum royalty payments due through 2003 under the agreement amount to approximately $1.0 million.

         We may be required to raise substantial additional capital over a period of several years in order to continue to develop and commercialize our products. Our future capital requirements will depend on numerous factors, including:

         - the costs associated with developing and commercializing our products;

         -  broadening our direct marketing and sales force;

         - maintaining existing or entering into future licensing and distribution agreements;

         -  protecting intellectual property rights;

         -  building our business;

         -  broadening our product lines to include genotyping of SNPs;

         -  expanding facilities and administrative infrastructure; and

         - consummating possible future acquisitions of technologies, products or businesses.

         We believe that our cash, cash equivalents and short-term investments balances, including approximately $18.4 million in net cash proceeds from the February 2, 2000 private placement of 1.76 million shares of our common stock, will be sufficient to fund our operations for at least the next twelve months.

         We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we may be required to raise additional capital through a variety of sources, including:

         -  the public equity market;

         -  private equity financing;

         -  collaborative arrangements; and

         -  public or private debt.

         There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity, the issuance of such securities would result in ownership dilution to our existing stockholders.

IMPACT OF YEAR 2000

         Year 2000 issues have not had a material effect on our business.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         WE DESIRE TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OF SECTION 21E AND RULE 3B-6 UNDER THE SECURITIES EXCHANGE ACT OF 1934. SPECIFICALLY, WE WISH TO ALERT READERS THAT THE FOLLOWING IMPORTANT FACTORS, AS WELL AS OTHER FACTORS INCLUDING, WITHOUT LIMITATION, THOSE DESCRIBED ELSEWHERE IN REPORTS WE HAVE FILED WITH THE SEC AND INCORPORATED INTO THIS QUARTERLY REPORT ON FORM 10-Q BY REFERENCE, COULD IN THE FUTURE AFFECT, AND IN THE PAST HAVE AFFECTED, OUR ACTUAL RESULTS AND COULD CAUSE OUR RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF US. WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS. SINCE WE ADOPTED OUR CURRENT BUSINESS STRATEGY IN 1996, WE HAVE CONSISTENTLY HAD OPERATING LOSSES; THE MARKET FOR OUR PRODUCTS IS RELATIVELY NEW AND UNDEFINED, AND WE MAY NEVER ACHIEVE PROFITABILITY.

         We began implementing our current strategic business model to develop products for the high throughput market in 1996 and we began targeting the SNP genotyping market in 1999. In connection with this change in strategy, we shifted our focus from developing and manufacturing clinical diagnostic and research products on an original equipment manufacturing basis to developing, manufacturing and marketing products for the high throughput market. Our historical operating and financial performance is generally not indicative of future financial and business results. We incurred operating losses for the quarter ended March 31, 2000 and the years ended December 31, 1999, 1998 and 1997 as a result of our change in business strategy and anticipate that we may continue to incur losses for at least the next several years due to the substantial increases in expenditures necessary to continue to develop and commercialize our product line. We began commercial shipments of our first high throughput instrument, the Analyst HT, in the second quarter of 1998, we began commercial shipments of our ultra-high throughput product, Acquest, in the fourth quarter of 1998 and began commercial shipments of our Analyst AD instrument in June 1999. Accordingly, we are subject to the risks inherent in the operation of a new business, such as the failure to:

         -  develop effective sales, marketing and distribution channels;

         -  achieve market acceptance and demand for our product line;

         -  effectively service and maintain the product line;

         -  implement commercial scale-up of developed products; and

         -  attract and retain key personnel.

         Furthermore, our target markets are relatively new and the use of high throughput products by pharmaceutical, biotechnology and genomics companies is still developing. Demand for our products will depend upon the extent to which our customers adopt high throughput analysis as a drug discovery tool. If high throughput analysis does not become widely used, demand for our products will not develop as we currently expect or at all. The lack of demand for our product line would have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE ARE IN THE EARLY STAGE OF DEVELOPMENT OF CERTAIN INSTRUMENTS, OUR ABILITY TO DEVELOP AND COMMERCIALIZE THESE PRODUCTS IS UNCERTAIN.

         Our success will depend on our ability to develop and commercialize our instruments. We began commercial shipments of our first high throughput instrument, the Analyst HT, in the second quarter of 1998. We began commercial shipments of our ultra-high throughput product, Acquest, in the fourth quarter of 1998 and began commercial shipments of our Analyst AD instrument in June 1999. We had not previously developed or commercialized products for the high throughput market before this time. We are also developing new technologies and products for our product line, such as FLARe and ScreenStation. The successful development and commercialization of our product line, including the new technologies and products currently being developed, is a complex process requiring the integration and maintenance of, among other technologies: advanced optics, electronics, automation and robotics, microfluidics, fluorescence detector technologies, software and information systems, biophysics, biology and chemistry.

         Even if our current and future products appear promising at commercial launch, they may not achieve market acceptance at a level necessary to enable production at a reasonable cost, to support the required sales and marketing effort, to cost effectively service and maintain, and to support continuing research and development costs. In addition, our product line instruments may:

         -  be difficult or overly expensive to produce;

         -  fail to achieve performance levels expected by customers;

         -  have a price level that is unacceptable in our targeted industries;
            or

         - be precluded from commercialization by the proprietary rights of others or other competitive forces.

         We may not be able to successfully manufacture and market our products on a timely basis, achieve anticipated performance levels or throughputs, gain and maintain industry acceptance of our products or develop a profitable business. The failure to achieve any of these objectives would have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE ARE IN THE EARLY STAGE OF DEVELOPMENT, OUR ABILITY TO DEVELOP AND COMMERCIALIZE CONSUMABLES IS UNCERTAIN.

         We expect in the future that a substantial portion of our revenues may be derived from the sale of reagents, assay kits and microplates. We have limited experience in the development, manufacture and marketing of reagents, assay kits and microplates, having only manufactured and sold a limited number of assay kits and HE microplates. We intend to continue to license assay technologies from third parties and to develop reagents, assay kits and microplates internally. We may not succeed in licensing any additional assay technologies on acceptable terms, if at all, and we may not successfully commercialize any assay technologies that we license. In addition, we are internally developing reagents, assay kits and microplates, but have limited experience in this area. We may not successfully develop additional reagents, assay kits or microplates internally, and any reagents, assay kits or microplates we do develop may not achieve market acceptance. We intend to outsource the manufacture of microplates and, as sales volumes increase, to also outsource the manufacture of reagents and assay kits. We may not be able to enter into agreements with third parties for the manufacture of reagents, assay kits or microplates on terms commercially acceptable to us or at all.
In addition, we intend to sell reagents, assay kits and microplates to purchasers of our instruments, including the Analyst HT, Analyst AD and Acquest. Sales of the Analyst HT, Analyst AD and Acquest may not be sufficient to support this strategy. A failure to achieve commercial acceptance of our reagents, assay kits and microplates would have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE DEPEND ON DEVELOPING TECHNOLOGIES AND OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS.

         The pharmaceutical, biotechnology and genomics instrumentation and reagents markets are characterized by rapid technological change and frequent new product introductions by many competitors. Our targeted markets are in early stages of development and may not grow as we currently anticipate, which would significantly reduce the market potential for our products. In addition, our future success will depend on our ability to enhance and maintain our current and planned product line and to develop and introduce, on a timely basis, new technologies and products that address the evolving needs of our customers. These new technologies and products include but are not limited to fluorescence-based reagents and assay kits, products based on our ScreenStation, HEFP, FLARe and SmartOptics technologies, as well as future additions to our SNP genotyping platform. Development of these new technologies subjects us to significant risks and uncertainties, as we may encounter unanticipated technical issues that may cause development delays. These technical issues may require us to cancel such development programs altogether, if we are unable to find solutions to these issues. Even if development is successful, we anticipate that production units for these new products may not be available for several months or years, if at all. The production of instruments and consumables may present manufacturing challenges. We may experience difficulties that could delay or prevent the successful manufacturing, introduction and marketing of our new products or our product enhancements. Any failure to manufacture and introduce products in a timely manner in response to changing market demands or customer requirements could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE LIMITED SALES, MARKETING AND SERVICE EXPERIENCE AND MAY NOT BE ABLE TO DEVELOP A DIRECT SALES AND SERVICE FORCE OR DISTRIBUTION CHANNELS THAT CAN MEET OUR CUSTOMERS' NEEDS.

         We have limited experience in direct marketing, sales, service and distribution. Our future profitability will depend on our ability to further develop a direct sales and service force to sell and maintain our product line. Our products are technical in nature and we therefore believe it is necessary to develop a direct sales and service force consisting of people with scientific backgrounds and expertise. Competition for such employees is intense. We may not be able to attract and retain sufficient numbers of qualified sales and service personnel or be able to build an efficient and effective sales, support and marketing organization. Failure to attract or retain qualified sales and service personnel or to build such a sales, support and marketing organization would have a material adverse effect on our business, financial condition and results of operations.

         We are marketing our product line in certain international markets through distributors. While we currently have two distributors in international markets, one in Japan and another with the territory of Belgium, Netherlands and Luxembourg, there can be no assurance that we will be able to engage additional qualified distributors. Such distributors may:

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

WE PARTICIPATE IN A HIGHLY COMPETITIVE MARKET AND OUR PRODUCTS MAY NOT BE ACCEPTED IN THE MARKET.

         The market for high throughput products for drug discovery and SNP genotyping is highly competitive. We anticipate that competition will increase significantly as more customers adopt high throughput tools for drug discovery and SNP genotyping, and as competitors enter the market with new advanced technologies and products. We are competing in many areas, including high throughput instruments, assay development, consumables and reagent sales. We compete with companies that directly market high throughput products. In addition, pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other research organizations are conducting research and developing products in various areas which compete with our technology platform, either on their own or in collaboration with others. As a result, our potential customers may choose not to purchase our products. Our potential customers may assemble and run high throughput systems by purchasing products from competitors or making their own. Further, certain companies offer screening and genotyping services on a contract or collaborative basis, and these services could eliminate the need for a potential customer to purchase our products. Our technological approaches may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of our current or future competitors. Many of these competitors have greater financial and personnel resources, and more experience in research and development, sales and marketing and other areas than us.

THE MARKET FOR OUR PRODUCT LINE IS CONCENTRATED, WHICH LIMITS THE NUMBER OF OUR POTENTIAL CUSTOMERS.

         We currently market our product line to pharmaceutical, biotechnology and genomics companies, as well as academic institutions; however, our primary marketing efforts and the majority of our sales are to pharmaceutical companies. Our market for high throughput and ultra-high throughput products is highly concentrated, with approximately 50 large pharmaceutical companies operating a substantial portion of our targeted drug discovery laboratories. In the quarter ended March 31, 2000, sales to a single customer accounted for 12% of our revenues. We expect a relatively small number of customers will continue to account for a substantial portion of our revenues. We face risks associated with a highly concentrated customer base to which we sell our product line, including the failure to establish or maintain relationships within a limited customer pool, or substantial financial difficulties or decreased capital spending by our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.

OUR PRODUCTS HAVE LENGTHY SALES CYCLES, WHICH COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

         The sale of our product line typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycle associated with our products is expected to be lengthy and subject to a number of significant risks, including seasonality, customers' budgetary constraints and internal acceptance reviews, that are beyond our control. Due to this lengthy and unpredictable sales cycle, our operating results could fluctuate significantly from quarter to quarter.

IF OUR CUSTOMERS ARE UNABLE TO ADEQUATELY PREPARE SAMPLES AS REQUIRED BY OUR INSTRUMENTS, THE OVERALL MARKET DEMAND FOR OUR PRODUCTS MAY DECLINE.

         Before using our instruments, customers must prepare assays by following several steps that are prone to human error. If assays are not prepared appropriately, our instruments will not generate a useful reading. If our customers experience these difficulties, they may achieve lower levels of throughput or accuracy than those for which our instruments were designed. If our customers are unable to generate expected levels of throughput or accuracy, they may not continue to purchase our products and they may express their discontent with our products in the marketplace. Any or all of these actions would reduce the overall market demand for our products.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY NOT BE ABLE TO SCALE-UP OUR MANUFACTURING OPERATIONS TO COMMERCIAL LEVELS.

         We are producing certain of our products in limited quantities, and have not yet manufactured other products and reagents and assay kits in significant quantities. We may encounter difficulties in scaling up production of our product line due to, among other things, quality control and assurance, component supply and availability of qualified personnel. Even if we successfully develop and introduce our products to market, we may not be able to manufacture or support them in sufficient quantities at acceptable cost while meeting quality control standards. We intend to outsource the manufacture of microplates and, as sales volumes increase, to evaluate outsourcing the manufacture of reagents and assay kits. Difficulties encountered in the manufacturing scale-up of other products in our product line could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH.

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

WE DEPEND UPON KEY PERSONNEL WHO MAY TERMINATE THEIR EMPLOYMENT WITH US AT ANY TIME, WE NEED TO HIRE ADDITIONAL QUALIFIED PERSONNEL.

         Our success will depend to a significant degree upon the continued services of key management, technical and scientific personnel, including Lev
J. Leytes, the Chairman of our Board of Directors, President and Chief Executive Officer. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring such qualified personnel is often lengthy. There can be no assurance that we can recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE DEPEND ON SUPPLIERS AND CONTRACT MANUFACTURERS, WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL.

         Certain components used in our product line are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

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

IF OUR PRODUCTS ARE NOT PROPERLY USED OR IF THEY CONTAIN DEFECTS, THEY MAY SUBJECT US TO PRODUCT LIABILITY CLAIMS, COSTLY REPAIRS AND PRODUCT RETURNS.

         Our products include complex components, including high voltage and moving parts, which must be properly used and may contain defects. Defects may occur despite our testing and may not be discovered until after a product has been shipped and used by our customers. For example, we recently discovered that a component provided by one of our suppliers which is used in the power supply for certain of our products may fail, which could cause instrument failure and, if the product is not used properly in the presence of combustible materials, could cause significant property damage or personal injury. Even without defects, our products could present significant risks for customers if they are not properly used. This risk associated with the use of our products, together with the possibility of defects, could result in product liability claims, costly repairs, product returns, and, more generally, delayed market acceptance of our products or damage to our reputation and business. In addition, defense against any claims, regardless of their merit, could result in substantial expense to us, divert management time and attention, damage our business reputation and hurt our ability to retain existing customers or attract new customers.

WE HAVE AN ACCUMULATED DEFICIT AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

         As of March 31, 2000, we had an accumulated deficit of approximately $22.7 million. The expansion of our operations and continued development of our product line will require a substantial increase in sales, marketing and research and development expenditures for at least the next several years. As a result, we expect to incur operating losses for the next several years. Our future profitability will depend on our ability to successfully develop, support and commercialize our product line. Accordingly, the extent of future losses and the time required to achieve profitability, if achieved at all, is highly uncertain. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

WE MAY NEED TO RAISE CAPITAL IN THE FUTURE AND ADDITIONAL FUNDING IS
UNCERTAIN.

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

         -  expanding facilities and administrative infrastructure; and

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

         We sell products in foreign countries in local currencies, which exposes us to foreign currency exchange risk. The U.S. dollar is the functional currency for our U.K. subsidiary; however, we do enter into transactions in currencies other than the U.S. dollar or pound sterling. Monetary and non-monetary assets and liabilities of our U.K. subsidiary are remeasured into U.S. dollars at period end and historical exchange rates, respectively. Sales and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in net income (loss) and to date have not been material. We have not entered into any currency hedging activities but may choose to do so in the future.

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

WE MAY ACQUIRE TECHNOLOGIES, PRODUCTS AND BUSINESSES, WHICH COULD EXPOSE US TO ADDITIONAL RISKS AND BE DILUTIVE TO EXISTING STOCKHOLDERS.

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

         - the requirement to maintain uniform standards, controls, and procedures; and
                                        -16-

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

THIRD PARTY INTELLECTUAL PROPERTY RIGHTS MAY LIMIT OUR ABILITY TO DEVELOP, SUPPORT AND SELL OUR PRODUCTS; WE HAVE LICENSED TECHNOLOGY THAT WE USE IN OUR PRODUCTS, BUT WE COULD LOSE RIGHTS TO THIS TECHNOLOGY AND THE ABILITY TO SELL AND SUPPORT OUR PRODUCTS.

         Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of March 31, 2000, we held seven U.S. patents and had fourteen pending U.S. patent applications, two pending European regional patent applications, one pending Israeli patent application, one pending Japanese patent application, fourteen pending PCT, or international, patent applications, and twenty-four pending U.S. provisional patent applications. To supplement our proprietary technology, we have licensed, and expect to continue to license from time to time, certain patent rights from third parties. These licenses may be terminated under certain circumstances, including a material breach by us. Furthermore, under some of these agreements, the licensors may elect to convert the exclusive rights into non-exclusive rights in the event that we fail to make certain minimum royalty payments. If these licenses are terminated due to a material breach of the license by us, or otherwise then we would lose the right to incorporate the licensed technology into our products, which would require us to exclude this certain technology from our existing and future products and either license or internally develop alternative technologies. There can be no assurance that we would be able to license alternative technologies on commercially acceptable terms, or at all, or that we would be capable of internally developing such technologies. Furthermore, other companies may independently develop technology with functionality similar or superior to the licensed technology that does not or is claimed not to infringe the licensed patents or that otherwise circumvents the technology we have licensed.

         We are aware of third party patents that contain issued claims that may cover certain aspects of our reagent technologies. In the future we may be required to license third-party patents to produce or sell certain reagents, assay kits and related products. Licenses for such patents may not be available on commercially acceptable terms, if at all. Any action against us claiming damages and seeking to enjoin commercial activities relating to the affected technologies could subject us to potential liability for damages. We could incur substantial costs in defending patent infringement claims, obtaining patent licenses, engaging in interference and opposition proceedings or other challenges to our patent rights or intellectual property rights made by third parties, or in bringing such proceedings or enforcing any patent rights against third parties. Our inability to obtain necessary licenses or our involvement in proceedings concerning patent rights could have a material adverse effect on our business, financial condition and results of operations.

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

SOME OF OUR PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATION, AND THE FAILURE BY US OR OUR ORIGINAL EQUIPMENT MANUFACTURING CUSTOMERS TO COMPLY WITH GOVERNMENT REGULATIONS COULD LIMIT OUR SALES OF THESE PRODUCTS.

         While we believe that none of our products will be regulated as medical devices or otherwise subject to FDA regulation, our clinical diagnostics products, including the Luminometer, Q2000, Horizon and a microplate heater, are subject to FDA regulation as medical devices, as well as similar foreign regulation. The process of obtaining and maintaining required regulatory clearances and approvals and otherwise remaining in regulatory compliance in the U.S. and certain other countries is lengthy, expensive and uncertain. Although we have phased out production of the Luminometer, Q2000 and the microplate heater, we will continue to manufacture the Horizon on an original equipment manufacturing basis during 2000 but do not expect to manufacture the Horizon after 2000. The Horizon is used in research and clinical laboratories to perform in vitro diagnostic tests, which are exempt from investigational device exemption requirements, including the need to obtain the FDA's prior approval, provided that, among other things:

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

         In addition, the government may halt or restrict continued sale of such instruments. In conjunction with the export of our clinical diagnostics instruments, we maintain International Organization for Standardization 9001 certification and apply the CE mark to certain products that are exported, which subjects our operations to periodic surveillance audits. While we believe we are currently in compliance with all applicable regulations and standards, there can be no assurance that our operations will be found to comply with these regulations or standards or other applicable legal requirements in the future or that we will not be required to incur substantial costs to maintain our compliance with existing or future manufacturing regulations, standards or other requirements. Any such noncompliance or increased cost of compliance could have a material adverse effect on our business, results of operations and financial condition.

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

WE USE HAZARDOUS MATERIALS AND IMPROPER HANDLING OF THESE MATERIALS BY OUR EMPLOYEES OR AGENTS COULD EXPOSE US TO SIGNIFICANT FINANCIAL PENALTIES.

         Our research and development and manufacturing operations involve the use of hazardous materials, biological samples and chemicals. We manufacture certain reagents and assay kits, some of which contain hazardous materials, including carcinogens. We are subject to federal, state and local laws and regulations governing the storage, use and disposal of such materials and certain waste products. The risk of accidental contamination or injury from the use of these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages that result and any such liability could exceed our resources, which would have a material adverse effect on us. We may incur substantial costs to comply with environmental and safety regulations.

IF ETHICAL AND OTHER CONCERNS SURROUNDING THE USE OF GENETIC INFORMATION BECOME WIDESPREAD, WE MAY HAVE LESS DEMAND FOR OUR PRODUCTS.

         Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our products, which could seriously harm our business, financial condition and results of operations.

OUR FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE.

         Past financial results including but not limited to revenue growth and product gross margins are not indicative of our future operating performance. Our future operating results are likely to fluctuate substantially from year to year and quarter to quarter. The degree of fluctuation will depend on a number of factors, including:

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

FOREIGN CURRENCY RISK. We have a wholly owned U.K. subsidiary which exposes us to foreign currency exchange rate risk. The U.S. dollar is the functional currency for our U.K. subsidiary; however, we do enter into transactions in currencies other than the U.S. dollar or pound sterling. Monetary and non-monetary assets and liabilities of our U.K. subsidiary are remeasured into U.S. dollars at period end and historical exchange rates, respectively. Sales and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets, which are remeasured at historical exchange rates. Gains or losses resulting from foreign currency transactions are included in net loss and to date have not been material. We have not entered into any currency hedging activities but may choose to do so in the future.

-------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1:           LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 2:           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 2, 2000, the Company issued approximately 1.76 million shares of unregistered common stock to new and current accredited investors in a private placement transaction, at a price of $11.00 per share, resulting in net cash proceeds to the Company of approximately $18.4 million after issuance costs of approximately $962,000. The issuance of securities in the private placement was deemed exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The recipients of the securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transaction. The recipients were given adequate access to information about the Company. The Company intends to use net cash proceeds from this private placement for working capital and other general corporate purposes.

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:           OTHER INFORMATION

Not applicable.

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

a: Exhibits

         Exhibit 27.1 - Financial Data Schedule.

b: Reports on Form 8-K

         The Company filed eight reports on Form 8-K during the quarter ended March 31, 2000. Information regarding the items reported on is as follows:

Date                       Item Reported On
----                       ----------------
January 12, 2000           The Company pre-announced fourth quarter financial results.
January 13, 2000           The Company announced expansion of its genomics platform
                           with Informatics tools to enable automated SNP scoring and that Incyte Europe adopts LJL SNP Scoring Platform. The Company discusses pivotal year and entry into genomics market at Chase
                           Hambrecht & Quist conference.
January 26, 2000           The Company announced fourth quarter and fiscal 1999
                           financial results.
February 3, 2000           The Company announced that it has entered into purchase
                           agreements for a private placement of 1.76 million shares of unregistered common stock to new and current investors for approximately $19 million at an offering price of $11.00 per share.
February 9, 2000           The Company announced that Columbia University and Virginia
                           Commonwealth University release favorable results from LJL's SNP platform.



February 16, 2000          The Company announced that Richard Eglen, Ph.D. joined LJL
                           BioSystems as Senior Vice President, Assay Technologies.
February 22, 2000          The Company announced that SmithKline Beecham is using LJL
                           BioSystems' first FLARe system to screen difficult compounds.
March 14, 2000             The Company announced it has filed a registration statement with the
                           Securities and Exchange Commission for a proposed offering of up to
                           2.5 million shares of its common stock.

         The Company filed one report on Form 8-K/A during the quarter ended March 31, 2000. Information regarding the items reported on is as follows:

Date                       Item Reported On
----                       ----------------
February 10, 2000          Amended the 8-K dated February 9, 2000 related to the Company's announcement that Columbia University and Virginia Commonwealth
                           University release favorable results from LJL's SNP platform.

-------------------------------------------------------------------------------
SIGNATURES
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LJL BIOSYSTEMS, INC.

Date: May 12, 2000         By:   /S/  LEV J. LEYTES
                                 ------------------
                                 Lev J. Leytes
                                 PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                 CHAIRMAN OF THE BOARD OF DIRECTORS
                                 (DULY AUTHORIZED AND PRINCIPAL EXECUTIVE
                                 OFFICER)

                           By:   /S/  LARRY TANNENBAUM
                                 ---------------------
                                 Larry Tannenbaum
                                 SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                 OFFICER
                                 (DULY AUTHORIZED AND PRINCIPAL FINANCIAL
                                 OFFICER)

                           By:   /S/  ROBERT T. BEGGS
                                 --------------------
                                 Robert T. Beggs
                                 VICE PRESIDENT OF FINANCE AND ADMINISTRATION
                                 (DULY AUTHORIZED AND PRINCIPAL ACCOUNTING
                                 OFFICER)

-------------------------------------------------------------------------------
INDEX TO EXHIBITS
-------------------------------------------------------------------------------

EXHIBIT                                                                   PAGE
-------                                                                   ----
Exhibit 10.4a - Fifth Amendment to Lease between LJL BioSystems, Inc.
and The Ann Sobrato 1989 Revocable Trust.............................      25
Exhibit 10.11a - Sublease Extension of Lease between LJL BioSystems,
Inc. and Coptech West................................................      26
Exhibit 10.15 - Employment Agreement between LJL BioSystems, Inc.
and Richard M. Eglen dated February 4, 2000..........................      27
Exhibit 27.1 - Financial Data Schedule...............................      30