Form 10-Q
period 2000-06-30
LJL BIOSYSTEMS INC
filed 2000-08-14
CIK 1042162

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of July 31, 2000, 14,868,478 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

================================================================================

--------------------------------------------------------------------------------
LJL BIOSYSTEMS, INC.
INDEX
--------------------------------------------------------------------------------

ITEM NO.                                                                                  PAGE
-------
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Condensed Financial Statements (Unaudited)......................3
              Consolidated Condensed Balance Sheet as of June 30, 2000 and
              December 31, 1999 (Unaudited)................................................3
              Consolidated Condensed Statement of Operations for the Three- and
              Six-Month Periods Ended June 30, 2000 and 1999 (Unaudited)...................4
              Consolidated Condensed Statement of Cash Flows for the Six-Month
              Periods Ended June 30, 2000 and 1999 (Unaudited).............................5
              Notes to Consolidated Condensed Financial Statements (Unaudited).............6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..................23

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...........................................................24
Item 2.       Changes in Securities and Use of Proceeds...................................24
Item 3.       Defaults Upon Senior Securities.............................................24
Item 4.       Submission of Matters to a Vote of Security Holders.........................24
Item 5.       Other Information...........................................................25
Item 6.       Exhibits and Reports on Form 8-K............................................25
              Signatures..................................................................26
              Exhibits....................................................................27

--------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.              CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                              LJL BIOSYSTEMS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                         June 30,        December 31,
                                                           2000              1999
                                                       ------------      ------------
ASSETS

Current assets:

   Cash and cash equivalents .....................     $  6,386,000      $  3,891,000
   Short-term investments ........................       17,244,000         4,567,000
   Accounts receivable, net ......................        2,163,000         2,047,000
   Inventories ...................................        2,048,000         2,591,000
   Other current assets ..........................        1,359,000           159,000
                                                       ------------      ------------
      Total current assets .......................       29,200,000        13,255,000

Property and equipment, net ......................          976,000           880,000
Loans receivable from employees ..................          223,000           223,000
                                                       ------------      ------------
                                                       $ 30,399,000      $ 14,358,000
                                                       ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................     $    972,000      $  1,245,000
   Accrued expenses ..............................        2,380,000         2,026,000
   Customer deposits .............................          193,000           293,000
   Deferred revenue ..............................          641,000           146,000
   Current portion of long-term debt .............          299,000           282,000
                                                       ------------      ------------
      Total current liabilities ..................        4,485,000         3,992,000

Long-term debt, net of current portion ...........          432,000           586,000
                                                       ------------      ------------
      Total liabilities ..........................        4,917,000         4,578,000
                                                       ------------      ------------
Stockholders' equity:
   Common stock ..................................           15,000            13,000
   Additional paid-in capital ....................       50,798,000        30,601,000
   Deferred stock compensation ...................         (347,000)         (435,000)
   Accumulated other comprehensive loss ..........          (33,000)          (20,000)
   Accumulated deficit ...........................      (24,951,000)      (20,379,000)
                                                       ------------      ------------
      Total stockholders' equity .................       25,482,000         9,780,000
                                                       ------------      ------------
                                                       $ 30,399,000      $ 14,358,000
                                                       ============      ============


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                              LJL BIOSYSTEMS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended June 30,          Six Months Ended June 30,
                                                       2000            1999                2000            1999
                                                  --------------  --------------      --------------  --------------
Net sales ...................................     $    3,731,000  $    2,018,000      $    6,842,000  $    3,377,000
Cost of sales ...............................          1,282,000         882,000           2,393,000       1,580,000
                                                  --------------  --------------      --------------  --------------

Gross profit ................................          2,449,000       1,136,000           4,449,000       1,797,000
                                                  --------------  --------------      --------------  --------------
Operating expenses:
   Research and development .................          2,273,000       1,775,000           4,372,000       3,258,000
   Selling, general and administrative ......          2,714,000       2,093,000           5,109,000       3,782,000
                                                  --------------  --------------      --------------  --------------

      Total operating expenses ..............          4,987,000       3,868,000           9,481,000       7,040,000
                                                  --------------  --------------      --------------  --------------

Loss from operations ........................         (2,538,000)     (2,732,000)         (5,032,000)     (5,243,000)
Interest and other income, net ..............            273,000         178,000             513,000         358,000
Interest expense ............................            (23,000)        (22,000)            (48,000)        (42,000)
                                                  --------------  --------------      --------------  --------------

Loss before provision for income taxes ......         (2,288,000)     (2,576,000)         (4,567,000)     (4,927,000)
Provision for income taxes ..................              1,000            --                 5,000            --
                                                  --------------  --------------      --------------  --------------

Net loss ....................................     $   (2,289,000) $   (2,576,000)     $   (4,572,000) $   (4,927,000)
                                                  ==============  ==============      ==============  ==============

Basic and diluted net loss per share ........     $        (0.15) $        (0.20)     $        (0.32) $        (0.40)
                                                  ==============  ==============      ==============  ==============

Shares used in computation of basic and
   diluted net loss per share ...............         14,830,386      12,627,249          14,415,160      12,309,107
                                                  ==============  ==============      ==============  ==============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                              LJL BIOSYSTEMS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended June 30,
                                                                           2000                1999
                                                                      --------------      --------------
Cash flows from operating activities:
   Net loss .....................................................     $   (4,572,000)     $   (4,927,000)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization .............................            336,000             189,000
      Stock compensation expense ................................            856,000              89,000
      Changes in assets and liabilities:
        Accounts receivable .....................................           (116,000)             73,000
        Inventories .............................................            543,000            (854,000)
        Other current assets ....................................         (1,200,000)           (155,000)
        Accounts payable ........................................           (273,000)            872,000
        Accrued expenses ........................................            354,000             112,000
        Customer deposits .......................................           (100,000)            321,000
        Deferred revenue ........................................            495,000                --
                                                                      --------------      --------------
           Net cash used in operating activities ................         (3,677,000)         (4,280,000)
                                                                      --------------      --------------

Cash flows from investing activities:
   Purchases of property and equipment ..........................           (432,000)           (230,000)
   Purchases of investments .....................................        (15,367,000)         (5,809,000)
   Proceeds from sales and maturities of investments ............          2,676,000           2,469,000
                                                                      --------------      --------------
           Net cash used in investing activities ................        (13,123,000)         (3,570,000)
                                                                      --------------      --------------

Cash flows from financing activities:
   Proceeds from borrowings .....................................               --               102,000
   Repayments of borrowings .....................................           (137,000)            (89,000)
   Issuance of long-term notes receivable from related parties ..               --               (33,000)
   Proceeds from issuance of common stock, net ..................         19,432,000           6,892,000
                                                                      --------------      --------------
           Net cash provided by financing activities ............         19,295,000           6,872,000
                                                                      --------------      --------------

Effect of exchange rate changes on cash and cash equivalents ....               --               (10,000)
Net increase in cash and cash equivalents .......................          2,495,000            (988,000)
Cash and cash equivalents at beginning of period ................          3,891,000           1,831,000
                                                                      --------------      --------------

Cash and cash equivalents at end of period ......................     $    6,386,000      $      843,000
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

                              LJL BIOSYSTEMS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

           In the opinion of the management of LJL BioSystems, Inc. ("we", "LJL BioSystems" or the "Company"), the accompanying unaudited consolidated condensed financial data contains all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to present fairly the financial information included herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K dated February 16, 2000 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2000, or any other future period.

NOTE 2 - INVENTORIES:

                                           June 30,      December 31,
                                            2000             1999
                                        ------------     ------------
Raw materials .....................     $    867,000     $  1,224,000
Work-in-process ...................          176,000          214,000
Finished goods ....................        1,005,000        1,153,000
                                        ------------     ------------

                                        $  2,048,000     $  2,591,000
                                        ============     ============

NOTE 3 -PRIVATE PLACEMENTS:

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

NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE:

           Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for all periods presented.

NOTE 5 - COMPREHENSIVE INCOME:

           Comprehensive income is comprised of net income (loss) and other items of comprehensive income. During the three- and six-month periods ended June 30, 2000, comprehensive loss amounted to $2,292,000 and $4,585,000, respectively. At June 30, 2000, accumulated comprehensive loss consisted of unrealized gains and losses on the Company's available-for-sale securities.

NOTE 6 - SIGNIFICANT TRANSACTIONS:

           In July 2000, LJL BioSystems and Molecular Devices Corporation ("Molecular Devices") announced that they had entered into a merger agreement. As a result, LJL BioSystems will become a wholly-owned subsidiary of Molecular Devices. As part of the proposed merger, at the effective time, each issued and outstanding share of LJL BioSystems common stock will be automatically converted into 0.30 of a share of Molecular Devices common stock.

           THE PROPOSED MERGER IS EXPECTED TO CLOSE IN AUGUST 2000 AND IS SUBJECT TO CUSTOMARY CLOSING CONDITIONS, INCLUDING THE APPROVAL OF THE STOCKHOLDERS OF BOTH LJL BioSystems AND MOLECULAR DEVICES AT SPECIAL MEETINGS OF STOCKHOLDERS TO BE HELD ON AUGUST 30, 2000, AS WELL AS ALL NECESSARY REGULATORY APPROVALS. THERE CAN BE NO ASSURANCE THAT SUCH APPROVALS WILL BE OBTAINED.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS:

           In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B which delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that the adoption of SAB 101 will not have a material effect on its consolidated financial statements.

           In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION AN INTERPRETATION OF APB OPINION NO. 25 ("FIN 44"). This Interpretation clarifies the definition of an employee for the purposes of applying Accounting Practices Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000. The Company believes that FIN 44 will not have a material effect on its consolidated financial statements.

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

           In connection with the proposed merger with Molecular Devices Corporation, we incurred $0.6 million in nonrecurring transaction costs including legal, accounting, financial advisory and other fees during the quarter ended June 30, 2000. Such amounts have been capitalized at June 30, 2000, and will be expensed when the merger is completed. A more complete description of the proposed merger with Molecular Devices Corporation can be found in the joint proxy statement/prospectus and merger agreement attached as an exhibit thereto, filed with the SEC on July 18, 2000.

RESULTS OF OPERATIONS

           NET SALES. Total sales were $3.7 million and $6.8 million for the three- and six-month periods ended June 30, 2000, respectively, compared to $2.0 million and $3.4 million for the three- and six-month periods ended June 30, 1999, respectively, representing increases of $1.7 million or 85% and $3.5 million or 103%, respectively. These increases were due to increases in sales volume of our CRITERION products. We reported combined Analyst and Acquest instrument sales of $3.2 million and $6.1 million for the three- and six-month periods ended June 30, 2000, respectively, compared to $1.6 million and $2.9 million for the three- and six-month periods ended June 30, 1999, respectively. The
Company's marketing focus continues to be directed at penetrating large pharmaceutical companies; therefore, revenue generated from multiple sales to these large pharmaceutical customers continues to represent a significant percentage of sales. Instrument sales to two customers each represented 19% of total sales during the quarter ended June 30, 2000.
Neither of these customers represented 10% of our sales in the quarter ended June 30, 1999. Instrument sales to two other large pharmaceutical customers represented 29% and 21% of total sales during the quarter ended
June 30, 1999. Sales of our OEM product, Horizon, were $216,000 during the three- and six-month periods ended June 30, 2000, representing 6% and 3% of our total sales, respectively, compared to $423,000 or 21% and $425, 000 or 13% of our total sales for the three- and six-month periods ended June 30, 1999. All of the sales of our OEM product in the three- and six-month periods ended June 30, 2000 and 1999 were sold to the same customer. For additional discussion of risks related to customer concentration, see "Additional Factors That May Affect Future Results -
The market for our product line is concentrated, which limits the number of our potential customers."

           COST OF SALES. Costs of sales were $1.3 million and $2.4 million for the three- and six-month periods ended June 30, 2000, respectively, compared to $0.9 million and $1.6 million for the three- and six-month periods ended June 30, 1999, respectively, representing increases of $0.4 million or 45% and $0.8 million or 51%, respectively. This was due primarily to the significant increase in sales volume of our CRITERION products. Gross profit, as a percentage of net sales, was 66% and 65% for the three- and six-month periods ended June 30, 2000, respectively, compared to 56% and 53% for the three- and six-month periods ended June 30, 1999, respectively. These increases were primarily the result of favorable product mix and higher manufacturing volumes, which resulted in better manufacturing overhead cost absorption. We expect that gross profit, as a percentage of sales, will fluctuate for the next several years based on sales volumes and product mix for the Analyst, Acquest and other products.

           RESEARCH AND DEVELOPMENT. Research and development expenses were $2.3 million and $4.4 million for the three- and six-month periods ended June 30, 2000, respectively, compared to $1.8 million and $3.3 million for the three- and six-month periods ended June 30, 1999, respectively, representing an increase of $0.5 million or 28% and $1.1 million or 34%, respectively. These increases were primarily due to $0.3 million and $0.6 million in non-cash compensation expense related to stock options granted to non-employees recorded during the three- and six-month periods ended June 30, 2000, respectively. These increases were also due to increases in costs associated with the development of our CRITERION product line platform, as well as due to fluctuations in the timing of when some development expenses are incurred. We do, however, expect research and development expenditures to continue to increase in future periods to support the development of our CRITERION product line, especially reagents and SNP related products.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $2.7 million and $5.1 million for the three- and six-month periods ended June 30, 2000, respectively, compared to $2.1 million and $3.8 million for the three- and six-month periods ended June 30, 1999, respectively, representing an increase of $0.6 million or 30% and $1.3 million or 35%, respectively. These increases were primarily attributable to expenses related to a contemplated secondary offering of our common stock, for which we filed a registration statement in March 2000. Due to market conditions, we withdrew the registration statement in April 2000 and expensed all printing, legal, accounting and other professional costs related to this contemplated secondary offering during the quarter ended June 30, 2000. The increase was also due to increased expenses associated with the addition of sales and marketing personnel and higher marketing expenses for the CRITERION product lines. Further, increases in general and administrative expenses included higher costs associated with the addition of administrative personnel and higher infrastructure costs associated with our headcount increases since June 30, 1999 and $0.1 million in non-cash compensation expense related to stock options granted to non-employees during the three- and six-month periods ended June 30, 2000. We expect selling, general and administrative expenses to increase in future periods to support the development of our CRITERION product line, especially reagents and SNP related products.

           INTEREST AND OTHER INCOME, NET. Net interest and other income was $273,000 and $513,000 for the three- and six-month periods ended June 30, 2000, respectively, compared to $178,000 and $358,000 for the three- and six-month periods ended June 30, 1999, respectively, representing increases of $95,000 or 53% and $155,000 or 43%, respectively. These increases were primarily due to higher interest earned as a result of higher average levels of invested cash, cash equivalents and investments in the three- and six-month periods ended June 30, 2000, compared to the three- and six-month periods ended June 30, 1999.

           INTEREST EXPENSE. Interest expense was $23,000 and $48,000 for the three- and six-month periods ended June 30, 2000, respectively, compared to $22,000 and $42,000 for the three- and six-month periods ended June 30, 1999, respectively, representing increases of $1,000 or 5% and $6,000 or 14%, respectively. These increases were primarily due to higher interest paid as a result of a higher average level of debt on our line of credit in the three- and six-month periods ended June 30, 2000, compared to the three- and six-month periods ended June 30, 1999.

INCOME TAXES

           For the three- and six-month periods ended June 30, 2000, we recorded provisions for foreign income taxes of $1,000 and $5,000, respectively. No provision for income taxes was recorded for the three- and six-month periods ended June 30, 2000 or 1999 for the Company's U.S. operations as the Company incurred net operating losses and had no carryback potential. Utilization of net operating loss carryforwards, which expire from 2003 to 2020, may be subject to limitations as set forth in applicable federal and state laws. Due to uncertainties regarding realizability of the deferred tax assets, the Company has provided a full valuation allowance on all deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

           As of June 30, 2000, we had cash, cash equivalents and investments of $23.6 million, working capital of $24.7 million and an accumulated deficit of $25.0 million. On January 27, 1999, we raised net cash proceeds of $6.7 million in connection with a private placement of 2.0 million shares of unregistered restricted common stock. The terms of the sale required that we file a registration statement covering such shares. Such registration statement was filed and became effective on July 21, 1999. On February 2, 2000, we received net cash proceeds of approximately $18.4 million in connection with a private placement of 1.76 million shares of unregistered restricted common stock. The terms of the sale required that we file a registration statement covering such shares. Such registration statement was filed and became effective on March 3, 2000. Prior to our initial public offering, which occurred in March 1998, we satisfied our liquidity needs primarily through cash flows generated from operations, private sales of preferred stock, and to a lesser extent, from bank loans for equipment purchases and loans from stockholders.

Net cash from operating activities has historically fluctuated based on:

      -     the timing of payments of accounts payable balances;

      -     receipts of customer deposits;

      -     payments of accounts receivable balances;

      - changes in inventory balances resulting from varying levels of manufacturing activities; and

      -     fluctuations in our net loss.

Net cash used in operating activities totaled $3.7 million and $4.3 million during the six months ended June 30, 2000 and 1999, respectively. This decrease was attributable to our operating losses and changes in inventory, deferred revenue and accrued expenses, partially offset by changes in accounts receivable, accounts payable and other current assets.

           Net cash used in investing activities totaled $13.1 million and $3.6 million during the six months ended June 30, 2000 and 1999, respectively. This increase was primarily due to increased purchases of investments, net of sales and maturities of investments. These financial instruments, like all fixed income instruments, are subject to interest rate risk and may fluctuate in value if market interest rates fluctuate. We attempt to limit this exposure by investing entirely in short-term investments.

           Net cash provided by financing activities totaled $19.3 million and $6.9 million during the six months ended June 30, 2000 and 1999, respectively. This increase was primarily due to higher net proceeds from our private placement of common stock during the first quarter of 2000, which raised approximately $18.4 million, net of issuance costs, compared to our private placement of common stock during the first quarter of 1999, which raised approximately $6.7 million, net of issuance costs.

           In February 1998, we entered into an equipment financing agreement that provided a $1.3 million line of credit that was used to finance the purchases of equipment, computers and software necessary to support our CRITERION product line development effort and additions to the marketing, sales, and administrative infrastructure. The initial term of this agreement was through February 16, 1999. The agreement was extended twice with the latest extension expiring on December 31, 1999. At June 30, 2000, we had an obligation to repay $0.7 million under this agreement through 2003.

           In June 1997, we entered into a development, license and sales agreement with FluorRx, Inc. under which we obtained worldwide rights to certain patented technologies. In August 1998, we amended certain terms of this agreement. Future minimum royalty payments due through 2003 under the agreement amount to approximately $0.9 million.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

           WE DESIRE TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OF SECTION 21E AND RULE 3b-6 UNDER THE SECURITIES EXCHANGE ACT OF 1934. SPECIFICALLY, WE WISH TO ALERT READERS THAT THE FOLLOWING IMPORTANT FACTORS, AS WELL AS OTHER FACTORS INCLUDING, WITHOUT LIMITATION, THOSE DESCRIBED ELSEWHERE IN REPORTS WE HAVE FILED WITH THE SEC AND INCORPORATED INTO THIS QUARTERLY REPORT ON FORM 10-Q BY REFERENCE, COULD IN THE FUTURE AFFECT, AND IN THE PAST HAVE AFFECTED, OUR ACTUAL RESULTS AND COULD CAUSE OUR RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF US. WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM OUR MANAGEMENT'S EXPECTATIONS DUE TO THE RISKS RELATED TO THE PROPOSED MERGER WITH MOLECULAR DEVICES CORPORATION, INCLUDING THE FAILURE OF OUR STOCKHOLDERS OR THE MOLECULAR DEVICES STOCKHOLDERS TO APPROVE THE MERGER, THE RISK THAT OUR BUSINESS WILL NOT BE INTEGRATED SUCCESSFULLY WITH MOLECULAR DEVICES CORPORATION'S BUSINESS, THE COSTS RELATED TO THE PROPOSED MERGER, OUR INABILITY TO OBTAIN OR MEET CONDITIONS IMPOSED FOR THE MERGER, AND OTHER FACTORS GENERALLY AFFECTING THE BUSINESSES OF THE COMBINED COMPANY. FOR MORE INFORMATION REGARDING THE MERGER, SEE THE JOINT PROXY STATEMENT/PROSPECTUS FILED WITH THE SEC ON JULY 18, 2000.

SINCE WE ADOPTED OUR CURRENT BUSINESS STRATEGY IN 1996, WE HAVE CONSISTENTLY HAD OPERATING LOSSES; THE MARKET FOR OUR PRODUCTS IS RELATIVELY NEW AND UNDEFINED, AND WE MAY NEVER ACHIEVE PROFITABILITY.

           We began implementing our current strategic business model to develop products for the high throughput market in 1996 and we began targeting the SNP genotyping market in 1999. In connection with this change in strategy, we shifted our focus from developing and manufacturing clinical diagnostic and research products on an original equipment manufacturing basis to developing, manufacturing and marketing products for the high throughput market. Our historical operating and financial performance is generally not indicative of future financial and business results. We incurred operating losses for the six months ended June 30, 2000 and the years ended December 31, 1999, 1998 and 1997 as a result of our change in business strategy and anticipate that we may continue to incur losses for at least the next several years due to the substantial increases in expenditures necessary to continue to develop and commercialize our product line. We began commercial shipments of our first high throughput instrument, the Analyst HT, in the second quarter of 1998, we began commercial shipments of our ultra-high throughput product, Acquest, in the fourth quarter of 1998 and began commercial shipments of our Analyst AD instrument in June 1999. Accordingly, we are subject to the risks inherent in the operation of a new business, such as the failure to:

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

FAILURE TO SATISFY CLOSING CONDITIONS OR OBTAINING STOCKHOLDER APPROVAL COULD RESULT IN OUR MERGER WITH MOLECULAR DEVICES CORPORATION NOT CLOSING, WHICH COULD RESULT IN SUBSTANTIAL PENALTIES AND DISRUPTIONS TO OUR OPERATIONS THAT WOULD NEGATIVELY AFFECT OUR RESULTS

           The closing of our merger with Molecular Devices Corporation is contingent upon the satisfaction of certain standard closing conditions and obtaining stockholder approval from both companies, which is scheduled to occur at special meetings of the stockholders for both companies to be held on August 30, 2000. Failure to obtain stockholder approval or to meet closing conditions could result in the merger not occurring. In certain circumstances, such a failure would result in our incurring substantial monetary penalties of up to $9.0 million, which would have a material adverse effect on our business, financial condition and operating results. In addition, the planning for integration of the operations and personnel of both companies into the combined company is placing a burden on LJL's management and internal resources. The diversion of LJL's management's attention during such planning and the potential loss of key personnel could result in disruptions to our operations and have a materials adverse effect on LJL's business, financial condition and results of operations.

IF WE DO NOT SUCCESSFULLY INTEGRATE LJL BIOSYSTEMS AND MOLECULAR DEVICES CORPORATION INTO A SINGLE BUSINESS AND REALIZE THE EXPECTED BENEFITS OF THE MERGER, WE WILL HAVE INCURRED SIGNIFICANT COSTS WHICH MAY HARM OUR BUSINESS.

           The costs of integrating our products, operations and personnel with those of Molecular Devices Corporation may be substantial and may include conversion of information systems, reorganization or closure of facilities and relocation or disposition of excess equipment. In addition, achieving the benefits of the merger will also depend in part on the successful integration of our operations and personnel with Molecular Devices Corporation's operations and personnel in a timely and efficient manner, and the costs associated with this integration may include employee redeployment, relocation and severance.

IF THE COMBINED COMPANY DOES NOT SUCCESSFULLY MANUFACTURE, PROMOTE, SELL AND SERVICE OUR PRODUCTS, AND INTEGRATE THE TECHNOLOGIES OF BOTH COMPANIES TO DEVELOP NEW PRODUCTS AND PRODUCT FEATURES, THE COMBINED COMPANY MAY LOSE CUSTOMERS AND FAIL TO ACHIEVE ITS FINANCIAL OBJECTIVES.

           Achieving the benefits of our merger with Molecular Devices Corporation will depend in part on the combined company's ability to continue to successfully manufacture, promote, sell and service its products, and integrate the technologies of both companies to develop new products and product features, in a timely and efficient manner. In order for the combined company to provide enhanced and more valuable products to its customers after the merger, it will need to integrate the development organizations of both companies. This will be difficult and unpredictable because both our products and the products of Molecular Devices Corporation:

      -     are highly complex;

      -     involve different technologies;

      -     have been developed independently; and

      -     were designed without regard to such integration.

If the combined company cannot successfully manufacture, promote, sell and service its products, and integrate the technologies of both companies to provide customers with new products and product features in the future on a timely basis, the combined company may lose customers and its business and results of operations may be seriously harmed.

INTEGRATING OUR BUSINESS WITH THE BUSINESS OF MOLECULAR DEVICES CORPORATION MAY DIVERT MANAGEMENT'S ATTENTION AWAY FROM OPERATIONS.

             The successful integration of the operations, products and personnel of both companies into the combined company may place a significant burden on management and internal resources. The diversion of management's attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the combined company's business, financial condition and results of operations.

FAILURE OF THE MERGER TO BE TREATED AS A POOLING OF INTERESTS UNDER ACCOUNTING RULES COULD RESULT IN A REDUCTION OF REPORTED EARNINGS.

             We expect the merger to be accounted for under the pooling-of-interests accounting method and financial reporting rules. To qualify the merger as a pooling-of-interests for accounting purposes, certain criteria established in opinions by the Accounting Principles Board and interpreted by the Financial Accounting Standards Board and the Securities and Exchange Commission must be met. These opinions are complex and the interpretation of them is subject to change. In addition, the availability of pooling-of-interests accounting treatment depends in part upon circumstances and events occurring upon the closing of the transaction. The failure of the merger to qualify as a pooling-of-interests for accounting purposes for any reason would likely result in the merger not occurring or, if the merger still occurred, would materially adversely affect the combined company's reported earnings and likely, the price of its common stock.

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

THE MARKET FOR OUR PRODUCT LINE IS CONCENTRATED, WHICH LIMITS THE NUMBER OF OUR POTENTIAL CUSTOMERS.

           We currently market our product line to pharmaceutical, biotechnology and genomics companies, as well as academic institutions; however, our primary marketing efforts and the majority of our sales are to pharmaceutical companies. Our market for high throughput and ultra-high throughput products is highly concentrated, with approximately 50 large pharmaceutical companies operating a substantial portion of our targeted drug discovery laboratories. In the quarter ended June 30, 2000, instrument sales to two customers each represented 19% of total sales. Neither of these customers represented 10% of our sales in the quarter ended June 30, 1999. Instrument sales to two other large pharmaceutical customers represented 29% and 21% of total sales during the quarter ended June 30, 1999. We expect a relatively small number of customers will continue to account for a substantial portion of our revenues. We face risks associated with a highly concentrated customer base to which we sell our product line, including the failure to establish or maintain relationships within a limited customer pool, or substantial financial difficulties or decreased capital spending by our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

WE DEPEND UPON KEY PERSONNEL WHO MAY TERMINATE THEIR EMPLOYMENT WITH US AT ANY TIME, WE NEED TO HIRE ADDITIONAL QUALIFIED PERSONNEL.

           Our success and the successful combination of our business with Molecular Devices Corporation will depend to a significant degree upon the continued services of key management, technical and scientific personnel, including Lev J. Leytes, the Chairman of LJL BioSystems' Board of Directors, President and Chief Executive Officer. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring such qualified personnel is often lengthy. There can be no assurance that we can recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE AN ACCUMULATED DEFICIT AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

           As of June 30, 2000, we had an accumulated deficit of approximately $25.0 million. The expansion of our operations and continued development of our product line will require a substantial increase in sales, marketing and research and development expenditures for at least the next several years. As a result, we expect to incur operating losses for the next several years. Our future profitability will depend on our ability to successfully develop, support and commercialize our product line. Accordingly, the extent of future losses and the time required to achieve profitability, if achieved at all, is highly uncertain. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

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

           Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of June 30, 2000, we held eight U.S. patents and had fourteen pending U.S. patent applications, three pending European regional patent applications, two pending Israeli patent applications, two pending Japanese patent applications, seventeen pending PCT, or international, patent applications, and twenty pending U.S. provisional patent applications. To supplement our proprietary technology, we have licensed, and expect to continue to license from time to time, certain patent rights from third parties. These licenses may be terminated under certain circumstances, including a material breach by us. Furthermore, under some of these agreements, the licensors may elect to convert the exclusive rights into non-exclusive rights in the event that we fail to make certain minimum royalty payments. If these licenses are terminated due to a material breach of the license by us, or otherwise then we would lose the right to incorporate the licensed technology into our products, which would require us to exclude this certain technology from our existing and future products and either license or internally develop alternative technologies. There can be no assurance that we would be able to license alternative technologies on commercially acceptable terms, or at all, or that we would be capable of internally developing such technologies. Furthermore, other companies may independently develop technology with functionality similar or superior to the licensed technology that does not or is claimed not to infringe the licensed patents or that otherwise circumvents the technology we have licensed.

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

OUR FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE.

           Past financial results, including but not limited to revenue growth and product gross margins, are not indicative of our future operating performance. Our future operating results are likely to fluctuate substantially from year to year and quarter to quarter. The degree of fluctuation will depend on a number of factors, including:

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

FOREIGN CURRENCY RISK. We have a wholly-owned U.K. subsidiary which exposes us to foreign currency exchange rate risk. The U.S. dollar is the functional currency for our U.K. subsidiary; however, we do enter into transactions in currencies other than the U.S. dollar or pound sterling. Monetary and non-monetary assets and liabilities of our U.K. subsidiary are remeasured into U.S. dollars at period end and historical exchange rates, respectively. Sales and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets, which are remeasured at historical exchange rates. Gains or losses resulting from foreign currency transactions are included in net loss and to date have not been material. We have not entered into any currency hedging activities but may choose to do so in the future.

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

ITEM 4:              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters presented at the Annual Meeting of Stockholders on June 14, 2000, and the voting of stockholders was as follows:

 (a) Proposal No. 1 - Election of directors of the Company to serve for a term expiring at the Annual Meeting of Stockholders held in the second year following the year of their election or until their respective successors are elected and qualified:

                            For           Against        Abstain
                            ---           -------        -------
Lev J. Leytes            11,904,008          -            31,890
Michael F. Bigham        11,904,008          -            31,890
John G. Freund, M.D.     11,904,008          -            31,890

 (b) Proposal No. 2 - Amendment of the 1997 Stock Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 800,000 shares, to 3,320,750:

  For         Against         Abstain
  ---         -------         -------
9,020,172     650,603        2,289,291*

* Includes broker non-votes

 (c) Proposal No. 3 - Ratification of the appointment of
PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2000:

  For         Against         Abstain
  ---         -------         -------
11,930,439    1,297             -

ITEM 5:              OTHER INFORMATION

Not applicable.

ITEM 6:              EXHIBITS AND REPORTS ON FORM 8-K

a: Exhibits

           Exhibit 27.1 - Financial Data Schedule.

b: Reports on Form 8-K

           The Company filed five reports on Form 8-K during the quarter ended June 30, 2000. Information regarding the items reported on is as follows:

Date                           Item Reported On
----                           ----------------
April 10, 2000                 LJL BioSystems, Inc. withdraws follow-on
                               offering.
April 20, 2000                 LJL BioSystems, Inc. announced that it has been
                               awarded a Phase 1 Small Business Innovation
                               Research (SBIR) grant from the National
                               Institutes of Health. The grant is for research
                               into the application of LJL's High Efficiency
                               Fluorescence Polarization (HEFP(TM)) technology
                               for measuring G-protein coupled receptor (GPCR)
                               signaling.
April 26, 2000                 LJL BioSystems, Inc. announced that it has
                               introduced and initiated commercial shipments of
                               its first generation High Efficiency Fluorescence
                               Polarization (HEFP(TM)), assay for cyclic AMP
                               (cAMP) to be used in cell-based analysis. LJL
                               BioSystems, Inc. announced its first quarter
                               of 2000 results.
June 8, 2000                   Molecular Devices Corporation and LJL BioSystems,
                               Inc. announced the signing of a definitive merger
                               agreement. Under the terms of the agreement,
                               each share of LJL BioSystems common stock would
                               convert into 0.30 of a share of common stock of
                               Molecular Devices.
June 15, 2000                  LJL BioSystems, Inc. announced the award of U.S.
                               Patent and Trademark Office Patent No. 6,071,748
                               covering its SmartOptics-TM- light detection
                               technology, a key element of LJL's instrument
                               product line.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LJL BIOSYSTEMS, INC.

Date: August 14, 2000        By:    /S/  LEV J. LEYTES
                                    ------------------
                                    Lev J. Leytes
                                    PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                    CHAIRMAN OF THE BOARD OF DIRECTORS
                                    (DULY AUTHORIZED AND PRINCIPAL EXECUTIVE
                                    OFFICER)

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